Form 10-Q
period 1996-03-31
CANNONDALE CORP /
filed 1996-05-14
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---                    SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended March 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---                          SECURITIES ACT OF 1934

                         Commission File Number 0-24884

                             CANNONDALE CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                           06-0871823
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                  9 BROOKSIDE PLACE, GEORGETOWN, CT 06829-0122
          (Address of principal executive offices, including zip code)

                                 (203) 544-9800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes X No ___ and (2) has been subject to such filing requirements for the past 90 days Yes X No ___ .

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of April 30, 1996 was 8,584,008.

CANNONDALE CORPORATION

                                      INDEX


                                                                                              Page
                                                                                              ----
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 30, 1996,
                     July 1, 1995 and April 1, 1995                                             3

                  Condensed Consolidated Statements of Operations for the three
                     months and nine months ended March 30, 1996 and April 1,                   4
                     1995

                  Condensed Consolidated Statement of Stockholders' Equity for
                     the nine months ended March 30, 1996                                       5

                  Condensed Consolidated Statements of Cash Flows for the nine
                     months ended March 30, 1996 and April 1, 1995                              6

                  Notes to Condensed Consolidated Financial Statements                          7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     8

Part II           Other Information                                                            11

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                              March 30,     July 1,     April 1,
                                                                                1996         1995         1995
                                                                                ----         ----         ----
                                                                             (Unaudited)               (Unaudited)

ASSETS
Current assets:
    Cash ................................................................     $  2,105     $  2,255     $  1,136
    Trade accounts receivable, less
       allowances of $5,396, $3,693 and $3,871 ..........................       62,847       37,927       45,020
    Inventory ...........................................................       32,354       21,259       25,279
    Deferred income taxes ...............................................        2,413        1,513        2,214
    Prepaid expenses and other current assets ...........................        1,791        1,110          946
                                                                              --------     --------     --------
Total current assets ....................................................      101,510       64,064       74,595
Property, plant and equipment, net ......................................       18,528       18,213       18,089
Other assets ............................................................        1,341        1,731        1,437
                                                                              --------     --------     --------
Total assets ............................................................     $121,379     $ 84,008     $ 94,121
                                                                              ========     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving credit advances ...........................................     $  9,116     $  4,806     $  8,518
    Accounts payable ....................................................       12,272        9,802       10,178
    Income taxes payable ................................................        2,768          214        1,870
    Warranty and other accrued expenses .................................        7,824        7,062        7,349
    Current installments of long-term debt ..............................        1,567        1,876        2,026
                                                                              --------     --------     --------
Total current liabilities ...............................................       33,547       23,760       29,941
Long-term debt, less current installments ...............................       22,101       23,593       31,263
Deferred income taxes ...................................................          386          152          175
Other noncurrent liabilities ............................................          469          415          315
                                                                              --------     --------     --------
Total liabilities .......................................................       56,503       47,920       61,694
                                                                              --------     --------     --------

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 18,000,000
       Issued and outstanding shares - 8,573,554, 7,127,181
         and 7,109,332...................................................           86           71           71
    Additional paid-in capital ..........................................       55,673       33,294       33,256
    Retained earnings (deficit) .........................................        9,043        2,401       (1,198)
    Cumulative translation adjustment ...................................           74          322          298
                                                                              --------     --------     --------
Total stockholders' equity ..............................................       64,876       36,088       32,427
                                                                              --------     --------     --------
Total liabilities and stockholders' equity ..............................     $121,379     $ 84,008     $ 94,121
                                                                              ========     ========     ========









                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)


                                                   THREE MONTHS     THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                      ENDED            ENDED            ENDED           ENDED
                                                    MARCH 30,         APRIL 1,        MARCH 30,        APRIL 1,
                                                      1996             1995             1996             1995
                                                   -----------      -----------      -----------      ---------
                                                   (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)

Net sales.......................................   $  45,050        $  39,520        $ 106,968         $  86,031
Cost of sales...................................      27,511           25,173           68,159            56,980
                                                   ---------        ---------        ---------          --------
Gross profit....................................      17,539           14,347           38,809            29,051
                                                   ---------        ---------        ---------          --------
Expenses:
  Selling, general and administrative...........       9,233            7,753           23,884            19,763
  Research and development......................         667              511            2,151             1,179
                                                   ---------        ---------        ---------           -------
                                                       9,900            8,264           26,035            20,942
                                                   ---------        ---------        ---------           -------
Operating income................................       7,639            6,083           12,774             8,109
                                                   ---------        ---------        ---------           -------
Other income (expense):
  Interest expense..............................        (644)            (994)          (1,775)           (3,068)
  Loss from foreign exchange and other..........          (7)             (23)             (12)             (118)
                                                   ----------       ---------         ---------          --------
                                                        (651)          (1,017)          (1,787)           (3,186)
                                                   ----------       ----------        ---------          --------
Income before income taxes and extraordinary
  item..........................................       6,988            5,066            10,987            4,923
Income tax expense..............................      (2,764)            (143)           (4,345)            (289)
                                                   ----------       ---------         ---------           -------
Income before extraordinary item................       4,224            4,923             6,642            4,634
Extraordinary income (loss).....................          --              456                --             (685)
                                                   ----------       ---------         ---------           -------
Net income......................................       4,224            5,379             6,642            3,949
Accumulated preferred stock dividends...........          --               --                --             (400)
                                                   ----------       ---------         ---------          --------
Income applicable to common shares and
  equivalents..................................    $   4,224        $   5,379          $  6,642          $ 3,549
                                                   ---------        ---------          --------          -------
Income (loss) per share:
  Income before extraordinary item.............    $     .48        $     .66          $    .79          $   .67
  Extraordinary income (loss)..................          .00              .06               .00             (.11)
                                                   ---------        ---------          --------          -------
Net income.....................................    $     .48        $     .72          $    .79          $   .56
                                                   =========        =========          ========          =======
Weighted average common and common
  equivalent shares outstanding................        8,892            7,464             8,446            6,318
                                                   =========        =========          ========           ======



                            See Accompanying Notes.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                        ADDITIONAL                 CUMULATIVE
                                                 COMMON STOCK            PAID-IN      RETAINED     TRANSLATION
                                             SHARES       PAR VALUE      CAPITAL      EARNINGS     ADJUSTMENT       TOTAL
                                             ------       ---------      -------      --------     ----------       -----
Balance at July 1, 1995 ................    7,127,181     $      71     $  33,294     $   2,401     $     322      $  36,088

    Net income .........................            -             -             -         6,642             -          6,642
    Issuance of common stock (net
         of $1,490 of offering costs)...    1,366,666            14        22,071             -             -         22,085
    Exercise of options ................       79,707             1           308             -             -            309
    Foreign currency adjustment ........            -             -             -             -          (248)          (248)
                                            ---------     ---------     ---------     ---------     ---------      ---------
Balance at March 30, 1996 ..............    8,573,554     $      86     $  55,673     $   9,043     $      74      $  64,876
                                            =========     =========     =========     =========     =========      =========





                             See accompanying notes.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                      Nine Months    Nine Months
                                                         Ended          Ended
                                                     March 30, 1996  April 1, 1995
                                                     --------------  -------------
                                                      (Unaudited)      (Unaudited)


NET CASH USED IN OPERATING ACTIVITIES ............     $(22,792)        $(14,525)
                                                       --------         --------

INVESTING ACTIVITIES
Capital expenditures .............................       (2,183)          (1,813)
                                                       --------         --------

FINANCING ACTIVITIES
Net proceeds from the issuance of common stock ...       22,394           26,826
Redemption of subordinated debt ..................            -          (10,000)
Redemption of preferred stock ....................            -           (6,718)
Dividend payment to preferred stockholders .......            -           (1,408)
Purchase and retirement of common shares .........            -               (3)
Net proceeds from borrowings under short-term
    revolving credit agreements ..................        4,603            1,701
Net proceeds from (repayments of) borrowings under
    long-term debt and capital lease agreements ..       (2,014)           5,697
                                                       --------         --------
Net cash provided by financing activities ........       24,983           16,095
                                                       --------         --------

Effect of exchange rate changes on cash ..........         (158)              22
                                                       --------         --------
Net decrease in cash .............................         (150)            (221)
Cash at beginning of period ......................        2,255            1,357
                                                       --------         --------
Cash at end of period ............................     $  2,105         $  1,136
                                                       ========         ========








                             See accompanying notes.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 1, 1995 included in the Company's Annual Report on Form 10-K.

         Certain prior-period amounts have been reclassified to conform to the current year's presentation.

2. INVENTORY

The components of inventory are as follows (in thousands):


                                         March 30,     July 1,       April 1,
                                          1996          1995           1995
                                          ----          ----           ----
                                        (Unaudited)                (Unaudited)


Raw materials .......................   $ 15,564      $ 11,247      $ 14,872
Work-in-process .....................      2,026         1,088         1,436
Finished goods ......................     16,137        10,180        10,357
Less reserve for obsolete inventory..     (1,373)       (1,256)       (1,386)
                                        --------      --------      --------
                                        $ 32,354      $ 21,259      $ 25,279
                                        ========      ========      ========





3.  EARNINGS PER SHARE AMOUNTS

         Earnings (loss) per share of common stock are computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each period. The weighted average number of shares of common stock used in the computation of earnings (loss) per share was 8,891,986 and 7,464,027 for the three-month periods ended March 30, 1996 and April 1, 1995, respectively, and 8,446,056 and 6,317,973 for the nine-month periods ended March 30, 1996 and April 1, 1995, respectively. Common stock equivalents include warrants to purchase common stock and stock options. In computing the income per common share for fiscal 1995, dividends applicable to Series A preferred stock reduce the income applicable to common shares and common stock equivalents.

4.  SALE OF COMMON STOCK

         On September 27, 1995, the Company completed a public offering of 1,300,000 shares of common stock. The net proceeds to the Company, at the public offering price of $17.25 per share, were approximately $21.0 million after deducting the underwriting discount and offering expenses. In addition, on October 25, 1995, the Company issued an additional 66,666 shares of common stock, upon the partial exercise of the over-allotment option granted to the underwriters in connection with the September 1995 public offering. The net proceeds to the Company from the additional shares issued, at the public offering price of $17.25 per share, were approximately $1.1 million after deducting the underwriting discount and expenses. The net proceeds of the offering were used to reduce outstanding borrowings under the Company's revolving credit facility.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales. Net sales increased from $39.5 million in the third quarter of fiscal 1995 to $45.1 million in the third quarter of fiscal 1996, an increase of $5.6 million, or 14.0%. For the first nine months, net sales increased 24.3% from $86.0 million in fiscal 1995 to $107.0 million in fiscal 1996, an increase of $21.0 million. The increased sales for both periods was a result of the continued worldwide growth of the Company's specialty bicycle market and increased selling prices.

Gross Profit. Gross profit as a percentage of net sales increased to 38.9% for the third quarter of fiscal 1996 compared to 36.3% for the third quarter of fiscal 1995. The gross profit for the 1996 quarter was $17.5 million, an increase of $3.2 million, or 22.2%, over the gross profit of $14.3 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, gross profit as a percentage of net sales increased to 36.3% ($38.8 million) compared to 33.8% ($29.1 million) in fiscal 1995. The improvement in gross profit was primarily the result of the Company's growth in international markets, the further implementation of cost-reduction programs, and more favorable product mix, with higher-end, higher-margin full suspension bicycles representing a larger portion of overall sales .

Operating Expenses. Operating expenses were $9.9 million for the third quarter of fiscal 1996, an increase of approximately $1.6 million, or 19.8%, over the third quarter of fiscal 1995 operating expenses of $8.3 million. For the first nine months of fiscal 1996, operating expenses were $26.0 million, an increase of approximately $5.1 million, or 24.3%, over the $20.9 million of operating expenses for the first nine months of fiscal 1995. For both periods, increases in selling, general and administrative expenses accounted for a significant portion of the increase and were directly associated with increased sales, and additional personnel, advertising, and marketing costs required to support the Company's growth. As a percentage of sales, year-to-date selling, general and administrative expenses improved from 23.0% in fiscal 1995 to 22.3% in fiscal 1996. The increase in research and development expenses reflects the Company's commitment to further investments in innovation.

Interest Expense. Interest expense for the third quarter of fiscal 1996 was $644,000, a decrease of approximately $350,000 from the third quarter of fiscal 1995. For the first nine months, interest expense was $1.8 million, a decrease of approximately $1.3 million from the first nine months of fiscal 1995. For both periods, the decrease resulted from lower interest rates and lower borrowings. See "Liquidity and Capital Resources," below, regarding the retirement of debt in connection with the Company's initial public offering in November 1994, and a second offering of common shares in September 1995.

Income Before Income Taxes and Extraordinary Item. Income before taxes and extraordinary item for the third quarter of fiscal 1996 was $7.0 million compared to $5.1 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, income before income taxes and extraordinary item was $11.0 million compared to $4.9 million in the comparable period in fiscal 1995. For both periods, the improvement in fiscal 1996 was a result of increased volume, a higher gross-profit percentage, and lower interest charges, partially offset by increased selling, general and administrative expenses to support the Company's growth.

Income Taxes. Income tax expense for the third quarter of fiscal 1996 was $2.8 million, a $2.6 million increase from $143,000 in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, income tax expense was $4.3 million, a $4.1 million increase from $289,000 in the first nine months of fiscal 1995. For both periods, the increase in income tax expense is the result of higher pre-tax income in fiscal 1996 and the recognition of $2.0 million of net deferred tax assets in the third quarter of fiscal 1995 in accordance with the provisions of FASB Statement 109, "Accounting for Income Taxes."

Extraordinary Income (Loss). In the third quarter of fiscal 1995, an extraordinary credit of $456,000 was recorded for the recognition of the tax benefit associated with the second quarter extraordinary charge ($1.1 million), in accordance with the provisions of FASB Statement 109, "Accounting for Income Taxes." The second quarter extraordinary charge related to the early retirement of subordinated debt with a portion of the net proceeds of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $22.8 million for the first nine months of fiscal 1996, an increase of $8.3 million over the $14.5 million used for the first nine months of fiscal 1995. The net use of cash is typical for the first nine months of the fiscal year due to seasonal activity. The increase over the prior year was related to sales growth, and primarily reflects the increases in accounts receivable and inventory. Capital expenditures were $2.2 million for the first nine months of fiscal 1996, an increase of $370,000 over the comparable period of fiscal 1995.

Net cash provided by financing activities for the first nine months of fiscal 1996 was $25.0 million, an increase of $8.9 million over the $16.1 million for the first nine months of fiscal 1995. In both periods, the net cash provided by financing activities represented the net proceeds from the Company's public offerings during the respective periods after the repayment of a portion of the Company's outstanding indebtedness, and net proceeds of borrowings under the Company's revolving credit agreements

In March 1996, the Company renegotiated its domestic revolving credit facility and term loan, to provide for lower interest rates and the improvement of certain covenants.

The Company plans certain expansion projects at its Bedford and Philipsburg facilities, which will be financed in part with approximately $3.0 million in loans from the Pennsylvania Industrial Development Authority ("PIDA") The Company expects that the PIDA loan, cash flow generated by its operations and borrowings under the revolving credit facilities will be sufficient to meet its planned operating and capital requirements for at least the next twelve months; the Company does not have any present plans which would require it to seek financing from other sources.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            Page

         (a) Exhibit Index                                            13

         (b) Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CANNONDALE CORPORATION

Date: May 10, 1996                        /s/  William A. Luca
                                          --------------------
                                          William A. Luca
                                          Vice President of Finance, Treasurer
                                          and Chief Financial Officer
                                          (Principal Financial Officer
                                            and authorized signatory)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION

10.1.3 Amended and Restated Loan and Security Agreement, dated March 29, 1996, Between the Company and
                 Fleet Capital Corporation (Formerly Shawmut Capital
                 Corporation)

10.2.2 Revolving Credit Note--$35,000,000, dated March 29, 1996, from the Company to Fleet Capital Corporation (Formerly Shawmut Capital Corporation)

10.3.2 Second Open-End Mortgage Modification Agreement, dated March 29, 1996, by and between the Company and Fleet Capital Corporation (Formerly Shawmut Capital Corporation)

11               Statement re: Computation
                 of Earnings per Common
                 Share

27               Financial Data Schedule