Form 10-K
period 1996-07-29
CANNONDALE CORP /
filed 1996-09-27
CIK 930795

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
- -----------
    /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED JUNE 29, 1996
                                     OR
    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-24884
                            ------------------------
                             CANNONDALE CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                             06-0871823
     (State or other jurisdiction                (I.R.S. Employer
  of incorporation or organization)           Identification Number)
          9 BROOKSIDE PLACE,                        06829-0122
       GEORGETOWN, CONNECTICUT                      (Zip Code)
   (Address of principal executive
               offices)

              Registrant's telephone number, including area code:
                                 (203) 544-9800

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
             Title of each class:                          on which registered
- --------------------------------------------------------------------------------------------
                     None                                          N/A

           Scurities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, PAR VALUE $.01
                            ------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

At September 20, 1996, the aggregate market value of the voting stock held by non-affiliates of registrant was $143,828,104 based on the per share closing price, and the registrant had 8,612,279 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III, as set forth herein.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

  GENERAL.

     Cannondale Corporation ("Cannondale" or the "Company") is a leading manufacturer of high performance bicycles. The Company's bicycle line has grown from 21 models in its 1992 model year to 57 models in its 1997 model year, all of which are hand assembled and constructed with hand welded aluminum frames. Cannondale also manufactures and sells bicycle accessories, which include clothing, packs and bags, a line of components and bike trailers. The Company was incorporated in Delaware in 1971.

     The Company has experienced rapid growth, with net sales increasing from $54.5 million in fiscal 1991 to $146 million in fiscal 1996. The Company believes that the growth in cycling in general, and mountain biking in particular, have contributed to its growth. Industry sources estimate that mountain bikes accounted for 72 percent of all bicycle revenue in the United States in 1995. Based on data from the Bicycle Market Research Institute ("BMRI"), the high performance segment of the bicycle market has grown more rapidly than the market as a whole in recent years, which the Company believes is due in large part to innovations such as lighter weight frames and suspension systems.

  PRODUCTS.

     The Company's bicycles are marketed under the Cannondale brand name and "Handmade in USA" logo. The Company's 1997 bicycle line offers 57 models, all of which feature a Cannondale lightweight aluminum frame. Cannondale's use of aluminum allows it to produce frames that are generally lighter in weight than steel frames. Cannondale bicycles employ wide diameter tubing, which provides greater frame rigidity as well as a distinctive look. Certain Cannondale models also have full or front suspension systems, offering greater comfort and control than non-suspended bikes.

     The Company has recently introduced the Raven, a new high performance, full suspension mountain bike. A product of the Company's ongoing research and development, the Raven's frame is composed of lightweight carbon fiber skins bonded to an aluminum spine, providing an even lighter frame weight than its steel and aluminum counterparts. The Raven is currently scheduled for shipment in the last quarter of 1997.

     There are five major categories of bicycles sold in the adult market: mountain, road racing, hybrid, touring and specialty. Mountain bikes have wide tires, straight handlebars and are designed to handle off-road conditions. Road racing bikes are lightweight with thin tires and drop (curved) handlebars. Hybrid bikes have the straight handlebars and more upright riding position of mountain bikes, but use thinner tires, making them suited for on- and off-road use. Touring bikes are similar to road racing bikes in appearance, but the frames are designed to carry packs and other touring supplies. The specialty bicycle market encompasses various niche products, including tandem and multi-sport bikes.

     The 57 bicycle models in Cannondale's 1997 model year are distributed in the five major bicycle categories as follows:

                                                     NUMBER OF
                                                        1997
                          CATEGORY                     MODELS
        -------------------------------------------- ----------
        Mountain Bikes:
             Full Suspension........................     10
             Front Suspension.......................      8
             Non-Suspended..........................      9
        Road Bikes:
             Front Suspension.......................      2
             Non-Suspended..........................     11
        Hybrid......................................      7
        Touring.....................................      3
        Specialty:
             Tandem.................................      4      (one front suspension)
             Multi-Sport............................      3

     The Company's 1997 line of proprietary HeadShok front suspension forks features a total of seven models. Each HeadShok model offers the Company an important point of differentiation from other bicycle manufacturers, virtually all of whose suspension bikes feature the same brand-name forks produced by one of two independent suppliers. New in the 1997 model year are two HeadShok fork models that can be mounted to non-Cannondale frames; all previous HeadShok forks functioned with the bicycle's frame as part of an integrated system.

     Like the HeadShok forks, the Company's use of its own CODA brand components on its bicycles helps distinguish its models from those of its competitors. The Company currently offers cranksets (chain rings), pedals, hubs, wheels, brakes, handlebars, handlebar grips and stems, saddles, kickstands, and certain other components under the CODA brand name. In addition to providing value-added features exclusive to Cannondale's bicycles, CODA components also provide revenues from aftermarket retail sales.

     In addition to its bicycle, suspension fork and component lines, the Company manufactures and sells bicycle accessories, including packs and bags, apparel and other accessories, certain of which are manufactured for the Company by third parties. These products are sold through the same distribution channels as the Company's bicycles, forks and components.

  MARKETING.

     The goal of the Company's sales and marketing program is to establish Cannondale as the leading high performance bicycle brand in the specialty bicycle retail channel. The marketing effort is focused on innovation, performance and quality leadership; publicity generated from the Company-sponsored professional athletes; and a media campaign designed to attract consumers to specialty bicycle retailers.

     A major focus of the Company's marketing effort since January 1994 has been the Volvo/Cannondale mountain bike racing team. The Company is leveraging the competitive success of the racing team by using photo images of the athletes in print media, on point-of-sale literature, banners, product packaging and product catalogs. The Company also supports racing programs in other cycling areas, including the New Balance/Cannondale triathlon racing team and the Saeco professional road cycling team.

     The Company's newest affiliation is with the Saeco team. A major force in the Tour de France, Tour du Pont and other top professional road cycling events, the Saeco team will compete aboard Cannondale bicycles, and in the Company's cycling apparel, beginning in the spring of 1997. The Company's sponsorship of the Saeco team is designed to increase Cannondale's visibility and credibility among the high-end consumers dedicated to road racing.

     The Company has historically maintained an active program to generate publicity regarding its products in a variety of print and broadcast media, both enthusiast and general interest. The public relations effort has been supplemented by the Company's advertising program, which is primarily directed to the enthusiast press, although the Company also advertises in more general lifestyle publications targeting the upscale adult market with interests in outdoor and leisure activities.

     The Company has also made use of the internet to promote its brand and image, offering consumers a web site (www.cannondale.com), which is currently averaging more than one million hits per month.

  SALES AND DISTRIBUTION.

     Cannondale's distribution strategy is to sell its bicycles through specialty bicycle retailers who it believes have the ability to provide knowledgeable sales assistance regarding the technical and performance characteristics of its products and to provide an ongoing commitment to service its bicycles. The Company does not sell bicycles through mass merchandisers. A key aspect of the Company's strategy is the addition of new retailers to its existing specialty bicycle retailer network. When adding new retailers, the Company takes into account a number of factors, including the targeting of certain market areas determined by analyzing various population, demographic and competitive characteristics.

     In the United States and Canada, the Company currently sells bicycles and accessories directly to approximately 1,300 specialty bicycle retailers and sells accessories through an additional 400 retailers. Generally, the Company's retailers do not have exclusive rights in any territory. The Company's 32 member field sales force is responsible for marketing the Company's products to retailers, providing retailer assistance and assisting in the Company's accounts receivable management. The account managers also monitor retail sales at the retailer level, enabling the Company to better respond to changes in market demand and to adjust production accordingly.

     Substantially all of Cannondale's domestic bicycle retailers participate in the Authorized Retailer Program ("ARP"), in which they place orders for the year and agree to take delivery at predetermined points throughout the year. This program enables retailers to plan their business around the scheduled deliveries and provides freight and pricing discounts, as well as payment terms that generally vary from 30 to 180 days from the date of shipment, depending on the time of year and other factors. Generally, retailers can place additional orders during the year and can adjust their original ARP order as their sales warrant. In addition, the ARP provides the Company with a valuable production planning tool and helps to balance the production schedule. Historically, the Company has received a substantial portion of its orders for the year under the ARP during the first and second fiscal quarters. Orders may be canceled by the retailers without penalty up to 30 days before shipment.

  INTERNATIONAL OPERATIONS.

     The Company's products are sold in over 60 foreign countries. The Company's activities in Europe and Japan are conducted through two wholly-owned subsidiaries, Cannondale Europe B.V. and Cannondale Japan KK, respectively. Sales in other foreign countries are made by the Company from the United States, through the use of 44 foreign distributors, who sell the Company's products to approximately 680 specialty bicycle retailers overseas. During fiscal 1996, 1995 and 1994, Cannondale Europe accounted for 37, 35 and 32 percent, respectively, of consolidated net sales, and Cannondale Japan accounted for 6, 6 and 5 percent, respectively.

     Cannondale Europe. Cannondale Europe B.V., based in Oldenzaal, the Netherlands, was formed in 1989. Cannondale Europe assembles bicycles at its Netherlands facilities, using frames and components manufactured by the Company as well as components manufactured by third parties. Cannondale Europe sells bicycles and accessories directly to approximately 1,100 specialty bicycle retailers in Austria, Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom, using locally based employee account managers supervised from the Oldenzaal headquarters. Distributors are used in Greece, Hungary, Poland, Portugal, Turkey and four republics comprising portions of former Czechoslovakia and Yugoslavia.

     Cannondale Japan. The Company formed Cannondale Japan in fiscal 1992 to undertake direct sales to Japanese specialty bicycle retailers. Cannondale Japan, based in Osaka, imports fully assembled bicycles and a full line of accessories from the Company and various components manufactured by third parties. Cannondale Japan sells bicycles and accessories directly to approximately 280 specialty retailers and sells only accessories to an additional 89 retailers. Cannondale Japan also sells accessories to a Japanese distributor which in turn sells to approximately 200 additional retailers.

     Cannondale Australia. On July 11, 1996, Cannondale Australia Pty Limited ("Cannondale
Australia"), a newly formed subsidiary of the Company, purchased substantially all the assets of Beaushan Trading Pty Limited, an Australian bicycle distribution company, to undertake direct sales to Australian specialty bicycle retailers. Cannondale Australia, based in Sydney, imports fully assembled bicycles and a full line of accessories from the Company and various components manufactured by third parties. Cannondale Australia sells bicycles and accessories directly to approximately 110 specialty retailers.

  SUPPLIERS.

     Aluminum tubing, the primary material employed in the Company's manufacturing operations, is available from a number of domestic suppliers. The Company currently has a supply agreement for aluminum tubing expiring December 31, 1996, with an option to extend the agreement for up to three years at current pricing. The Company believes that the termination of its current agreement would not have a significant impact on either the availability or cost of aluminum tubing. Cannondale purchases most of its components from Japanese, Taiwanese and United States OEM suppliers. Purchases from Japanese component manufacturers are made through Cannondale Japan. The Company's largest component supplier is Shimano, which was the source of approximately 19 percent of the Company's total inventory purchases in fiscal 1996. The Company has few long-term agreements with its major component manufacturers, and has no long-term agreement with Shimano. Although the Company believes it has established close relationships with the principal suppliers of these components, the Company's future success will depend upon its ability to maintain such relationships, which may be terminated by such suppliers on short notice, or to substitute new suppliers without interruption of supply.

  PATENTS AND TRADEMARKS.

     The Company holds 48 United States patents relating to various products, processes or designs with expiration dates ranging from 1997 to 2014. The Company focuses its attention in this area on obtaining patent protection for the Company's core technologies and seeks broad coverage to protect its position in the industry. The Company believes that its patented technology is a reflection of its success in product innovation and that, collectively, its patents enhance its ability to compete. However, in light of the nature of innovation in the bicycle industry, the Company does not believe that the loss of any one of its patents, or the expiration of any of its current patents, would have a material adverse effect on the Company's business or results of operations.

     The Company holds numerous United States trademarks, covering the CANNONDALE, CODA and HeadShok names and the names of a variety of products and components. The CANNONDALE and CODA marks are also registered in Cannondale's significant foreign markets. The Company believes its CANNONDALE marks have strong brand name recognition in the bicycle and accessory markets, which the Company believes is a significant competitive factor.

  SEASONALITY.

     The Company's business is highly seasonal due to consumer spending patterns, which in turn affect retailer delivery preferences, traditionally resulting in significantly stronger operating results in the third and fourth fiscal quarters (January through June). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Selected Quarterly Financial Data; Seasonality."

  COMPETITION.

     Competition in the high performance segment of the bicycle industry is based primarily on perceived value, brand image, performance features, product innovation and price. Competition in foreign markets may also be affected by duties, tariffs, taxes and the effect of various trade agreements and import restrictions. The worldwide market for bicycles and accessories is extremely competitive, and the Company faces competition from a number of manufacturers in each of its product lines. A number of the Company's competitors are larger and have greater resources than the Company. The Company competes on the basis of the breadth and quality of its product line, the development of an effective specialty retailer network and its brand recognition.

  RESEARCH AND DEVELOPMENT.

     Cannondale's product development is directed at making bicycles lighter, stronger, faster and more comfortable. It is the objective of the research and development group to design and deliver innovative products designed to further the Company's efforts to position itself as an innovation leader. The Company's research and development efforts have resulted in design and production systems that allow the Company to compress the time between concept and production. The Company believes that its research and development efforts have benefitted from efficiencies realized through the use of computer-aided design tools and increased integration of the design and production processes. The Company spent $2.8 million, $1.8 million, and $1.3 million on research and development during fiscal years 1996, 1995 and 1994, respectively.

  ENVIRONMENTAL MATTERS.

     The Company is subject to all applicable federal, state and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does not believe that compliance with these regulations has an adverse effect upon its business.

     A portion of the Company's Bedford, Pennsylvania property acquired in 1992 is currently the subject of a groundwater monitoring program, stemming from the removal, prior to Cannondale's acquisition of the property, of certain underground storage tanks. The costs of the monitoring are not material to the Company. No groundwater contamination has been indicated in the sampling results to date. In the unanticipated event that conditions requiring remediation were discovered, the costs of such remediation could have a material adverse effect on the Company's financial condition.

  EMPLOYEES.

     As of June 29, 1996, the Company employed a total of 760 full time employees in the United States, Cannondale Europe employed 113 full time employees and Cannondale Japan employed 19 full time employees.

  FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     Please refer to Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

ITEM 2.  PROPERTIES.

     The Company's headquarters are located in Georgetown, Connecticut. The headquarters contain 15,900 square feet on a three-acre site. The facility houses senior corporate management; financial and accounting staffs; marketing and sales; design and research and development; management information systems and purchasing. The land and buildings are owned by the Company. The Company has contracted to buy land for the construction of a new headquarters facility, located approximately 10 miles from the current headquarters. The Company is currently negotiating a contract for construction of the new facility. In connection with construction of the new facility, the Company is also negotiating a contract to sell the existing headquarters facility for approximately $1.7 million; the Company will continue to occupy the current facility on a month-to-month lease pending its move into the new headquarters. The Company anticipates that the cost of the new facility (approximately $2.2 million) will be paid for with the proceeds from the sale of the current headquarters, available cash and borrowings under the Company's current credit facilities.

     Cannondale has manufacturing facilities in Bedford, Pennsylvania and Philipsburg, Pennsylvania. The Bedford plant contains 125,000 square feet on 23 acres and is the main production facility for bicycles and clothing, and also houses customer service. The Philipsburg plant consists of 40,000 square feet on 12 acres and houses the production of accessories, some clothing and bike sub-assemblies. In connection with the financing of the facilities, the sites are held in the names of local development agencies and are occupied by the Company pursuant to installment sales agreements. The Company makes monthly payments which will fully amortize the financing from the local agencies and additional financing provided by the Pennsylvania Industrial Development Authority ("PIDA"). Upon final amortization (2009 for Bedford, 2010 for Philipsburg), title to the properties will be conveyed to the Company and PIDA's mortgages on the properties will be released. The Company is currently negotiating a contract for the construction of an addition to the Bedford facility of up to 40,000 square feet. The additional space will be used for warehousing and expanded production. The project is expected to cost approximately $5.1 million, of which approximately 40% will be financed by the same agencies which have previously provided financing for the Bedford facility.

     Cannondale Europe owns a 54,200 square foot facility in Oldenzaal, the Netherlands, which houses administrative and sales offices, a bicycle assembly plant and warehouse. Cannondale Europe's property provides additional space for further expansion. Cannondale Japan and Cannondale Australia lease a total of 5,940 and 2,500 square feet of office and warehouse space, respectively.

     The Company believes that its present facilities are in good condition, and upon completion of the planned construction projects will be suitable for the Company's operations and will provide sufficient capacity to meet the Company's anticipated requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company currently and from time to time is involved in product liability lawsuits and other litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the Company's 1996 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning executive officers and other key members of management of the Company.

             NAME                AGE                                POSITION
- -------------------------------  ---   ------------------------------------------------------------------
Joseph S. Montgomery...........   55   Chairman, President, Chief Executive Officer, Director
William A. Luca................   53   Vice President of Finance, Treasurer, Chief Financial Officer,
                                       Director
Richard J. Resch...............   53   Vice President for Technology Development, Director
James Scott Montgomery.........   35   Vice President of Marketing, Director
Daniel C. Alloway..............   37   Vice President of Sales-United States, Vice President of European
                                       Operations
Daniel N. Pullman..............   37   Vice President of International Sales, Vice President of Japanese
                                       Operations
Harold DeWaltoff...............   49   Vice President of Accessories
Leonard J. Konecny.............   53   Vice President of Purchasing
John Moriarty..................   52   Assistant Treasurer, Director of Accounting

     Joseph S. Montgomery founded Cannondale in 1971 and has been its Chairman, President and Chief Executive Officer and a director since its formation. Mr. Montgomery is the father of James Scott Montgomery, who is also a director and serves as the Company's Vice President of Marketing.

     William A. Luca joined Cannondale in January 1994 as Vice President of Finance, Treasurer and Chief Financial Officer. Prior to joining the Company he served as a management consultant from 1989 to 1993, including consulting for the Company between August and December 1993. Mr. Luca was appointed a director of the Company in August 1994.

     Richard J. Resch joined Cannondale in 1988 as Director of Manufacturing. He subsequently served as Vice President of Operations and from 1991 to the present has been Vice President for Technology Development. He has been a director of the Company since February 1990.

     James Scott Montgomery has held a number of positions since joining Cannondale in 1984. He is currently Vice President of Marketing. His previous positions with the Company include founder and President of Cannondale Japan's Sales and Trading Divisions (1991 to 1993), co-founder and Managing Director of Cannondale Europe (1989 to 1991) and Director of Purchasing. He was appointed a director of the Company in August 1994. Mr. Montgomery is the son of Joseph S. Montgomery, the Company's Chairman, President and Chief Executive Officer.

     Daniel C. Alloway has held a number of positions since joining Cannondale in 1982, including Vice President of Sales-United States and Vice President of European Operations (March 1994 to the present), Managing Director of Cannondale Europe (1992 to 1994), Director of Sales and Marketing (1990 to 1992) and National Sales Manager (1987 to 1990).

     Daniel N. Pullman joined Cannondale in 1993 as Vice President of International Sales. He is also Vice President of Japanese Operations. From 1989 to 1992 he was Vice President of Sales of Call Interactive, a voice response joint venture of Information Service Corporation (an affiliate of American Express) and AT&T.

     Harold DeWaltoff joined Cannondale in 1990 as Vice President of Sales and Marketing, and is currently Vice President of Accessories, a position he has held since 1993. He previously was Vice President-Research and Development for the Keds division of Stride Rite Inc., a shoe manufacturer.

     Leonard J. Konecny joined Cannondale in 1994 as Vice President of Purchasing. From 1988 to 1994 he was Director of Materials for General Signal Building Systems (Dual-Lite and Edwards divisions), responsible for the materials and purchasing functions.

     John Moriarty joined Cannondale in 1993 as Assistant Treasurer and Director of Accounting. From 1990 to 1993 he was Controller of Cuno, Inc., a manufacturer of fluid filtration products. Between 1981 and 1989 he was employed by Dual-Lite, Inc., as Vice President-Finance (1983 to 1989) and Controller (1981 to 1983).

     Each of the officers of the Company is appointed by and serves at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     The Company's Common Stock began trading on the Nasdaq National Market on November 15, 1994, under the symbol BIKE. The following table sets forth for the periods indicated the high and low sale prices per share for the Common Stock.

                                                                             HIGH         LOW
                                                                            ------       -----
FISCAL 1995
     Second Quarter (from 11/15/94 to 12/31/94)..........................   $14.50       $9.75
     Third Quarter (1/1/95 to 4/1/95)....................................    17.00       10.25
     Fourth Quarter (4/2/95 to 7/1/95)...................................    16.75       12.75
FISCAL 1996
     First Quarter (7/2/95 to 9/30/95)...................................    19.50       13.25
     Second Quarter (10/1/95 to 12/30/95)................................    17.63       13.50
     Third Quarter (12/31/95 to 3/30/96).................................    18.75       13.75
     Fourth Quarter (3/31/96 to 6/29/96).................................    25.75       17.75

     As of September 20, 1996, there were approximately 226 stockholders of record of the Common Stock, excluding beneficial owners holding shares through nominee names. Based on information available to it, the Company believes it had more than 3,200 beneficial owners of its Common Stock as of such date.

     The Company has not paid any cash dividends on its Common Stock during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected historical statement of operations data and balance sheet data have been derived from the Consolidated Financial Statements of the Company, some of which are presented herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

                                    TWELVE        TWELVE        TWELVE         TEN          TWELVE
                                    MONTHS        MONTHS        MONTHS        MONTHS        MONTHS
                                    ENDED         ENDED         ENDED         ENDED         ENDED
                                   JUNE 29,      JULY 1,       JULY 2,       JULY 3,     SEPTEMBER 4,
                                     1996          1995          1994        1993(6)         1992
                                 ------------  ------------  ------------  ------------  ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.......................   $145,976      $122,081      $102,084      $ 80,835      $ 76,911
Cost of sales...................     92,804        79,816        72,083        59,429        58,927
Gross profit....................     53,172        42,265        30,001        21,406        17,984
Expenses:
  Selling, general and
     administrative.............     32,577        27,023        22,290        19,615        18,527
  Research and development......      2,837         1,751         1,317         1,105         1,314
  Stock option compensation.....         --            --         2,046            --            --
  Agent and distributor
     termination costs..........         --            --            --           271         1,196
Total operating expenses........     35,414        28,774        25,653        20,991        21,037
Operating income (loss).........     17,758        13,491         4,348           415        (3,053)

                                    TWELVE        TWELVE        TWELVE         TEN          TWELVE
                                    MONTHS        MONTHS        MONTHS        MONTHS        MONTHS
                                    ENDED         ENDED         ENDED         ENDED         ENDED
                                   JUNE 29,      JULY 1,       JULY 2,       JULY 3,     SEPTEMBER 4,
                                     1996          1995          1994        1993(6)         1992
                                 ------------  ------------  ------------  ------------  ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Other income (expense):
  Interest expense..............     (2,224)       (3,929)       (4,460)       (4,177)       (2,990)
  Other income..................        414            24           324           828          (868)
Total other income (expense)....     (1,810)       (3,905)       (4,136)       (3,349)       (3,858)
Income (loss) before income
  taxes, minority interest and
  extraordinary item............     15,948         9,586           212        (2,934)       (6,911)
Income tax benefit (expense)....     (5,802)       (1,353)         (791)         (179)        1,422
Minority interest in net loss of
  consolidated subsidiary.......         --            --            --            --           850
Income (loss) before
  extraordinary item............     10,146         8,233          (579)       (3,113)       (4,639)
Extraordinary item, net of
  income taxes(1)...............         --          (685)           --          (464)           --
Net income (loss)...............     10,146         7,548          (579)       (3,577)       (4,639)
Accumulated preferred stock
  dividends(2)..................         --          (400)       (1,008)           --            --
Income (loss) applicable to
  common shares and
  equivalents...................   $ 10,146      $  7,148      $ (1,587)     $ (3,577)     $ (4,639)
PER COMMON SHARE:
Income (loss) before
  extraordinary item(3).........   $   1.18      $   1.18      $   (.37)     $   (.73)     $  (1.08)
Income (loss)...................   $   1.18      $   1.08      $   (.37)     $   (.83)     $  (1.08)
Weighted average common and
  common equivalent shares
  outstanding(4)................      8,597         6,606         4,246         4,291         4,296

                                   JUNE 29,      JULY 1,       JULY 2,       JULY 3,     SEPTEMBER 4,
                                     1996        1995(5)         1994          1993          1992
                                 ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
Working capital................. 62$,032....     $ 40,304      $  6,366      $  6,107      $  3,615
Total assets....................    109,945        84,008        67,870        65,245        57,877
Subordinated debt...............         --            --         9,179         9,323         8,692
Total long-term and subordinated
  debt, excluding current
  portion....................... 13,114....        23,593        16,174        17,195        16,176
Preferred stock.................         --            --         6,718         6,718            --
Total stockholders' equity,
  including preferred stock..... 68,294....        36,088         9,640         8,220         4,525

- ---------------
(1) Extraordinary items consist of the costs relating to early extinguishment of debt, net of applicable tax benefit, if any.

(2) Reflects preferred stock dividends accumulated during the fiscal period. All cumulative preferred stock dividends were paid in fiscal 1995 at the time of the redemption of the preferred stock in connection with the Company's initial public offering.

(3) No cash dividends were declared or paid on the Common Stock during any of these periods.

(4) Shares underlying options granted during fiscal 1994 are treated as outstanding for fiscal 1994 and all prior periods, using the treasury stock method. See Note 1 of Notes to Consolidated Financial Statements. Weighted average number of shares outstanding in fiscal 1995 reflects the issuance of 2,300,000 shares of Common Stock in connection with the Company's initial public offering. Weighted average number of shares outstanding in 1996 reflects the issuance of 1,366,666 shares of common stock in connection with a public offering in fiscal 1996.

(5) Certain fiscal 1995 amounts have been reclassified to conform to the fiscal 1996 presentation.

(6) In 1993, the Company changed its fiscal year to the Saturday closest to June 30th.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS.

     The following table sets forth selected statement of operations data expressed as a percentage of net sales.

                                                                            FISCAL
                                                               ---------------------------------
                                                                 1996        1995        1994
                                                               ---------   ---------   ---------
Net sales.....................................................   100.0%      100.0%      100.0%
Cost of sales.................................................    63.6        65.4        70.6
Gross profit..................................................    36.4        34.6        29.4
Expenses:
     Selling, general and administrative......................    22.3        22.1        21.8
     Research and development.................................     1.9         1.4         1.3
     Stock option compensation................................      --          --         2.0
Total operating expenses......................................    24.2        23.5        25.1
Operating income..............................................    12.2        11.1         4.3
Other income (expense):
     Interest expense.........................................    (1.5)       (3.2)       (4.4)
     Other income.............................................      .3          --         0.3
Total other income (expense)..................................    (1.2)       (3.2)       (4.1)
Income before income taxes and extraordinary item.............    11.0         7.9         0.2
Income tax expense............................................    (4.0)       (1.1)       (0.8)
Income (loss) before extraordinary item.......................     7.0         6.8        (0.6)
Extraordinary item, net of income taxes.......................      --        (0.6)         --
Net income (loss).............................................     7.0%        6.2%       (0.6%)

COMPARISON OF FISCAL 1996, 1995 AND 1994.

     Net Sales. Net sales increased to $146.0 million in fiscal 1996, from $122.1 million in 1995 and $102.1 million in 1994. The increase in net sales over these periods is primarily due to expansion of the Company's specialty bicycle retailer network and growth in sales to existing specialty retailers. Over the last two years, the number of specialty retailers has increased to over 3,500 at the end of fiscal 1996 from approximately 2,900 at the end of 1994. The increase in sales to existing specialty retailers is attributable to the increase in the number of bicycle models offered from 38 models in fiscal 1994, to 53 models in 1996, as well as the introduction of proprietary aftermarket componentry sold under the CODA and HeadShok brand names. Net sales reported by Cannondale USA were $83.2 million in fiscal 1996, $71.7 million in fiscal 1995, and $64.1 million in 1994 . Net sales reported by Cannondale Europe increased to $53.6 million in fiscal 1996, from $42.5 million in fiscal 1995, and $32.6 million in 1994. The Company attributes this growth primarily to increased sales in non-bike categories and increased sales to existing foreign retailers, as the Company has shifted from independent distributors to a direct sales force. Net sales of Cannondale Japan have increased to $9.2 million in fiscal 1996, from $7.9 million in fiscal 1995 and $5.4 million in 1994. Based on the Company's relative market share within the domestic and international markets, management anticipates that international sales will continue to increase as a percentage of total sales in the future.

     Gross Profits. Gross profit as a percentage of net sales has increased to 36.4% in fiscal 1996, from 34.6% in 1995 and 29.4% in 1994. The improved gross margin reflects a more favorable product mix, with higher-end, higher-margin full suspension bicycles representing a larger portion of overall sales, growth in the Company's international markets, cost-reduction programs, and the Company's continued integration of proprietary technology through the use of Cannondale bicycle frames, CODA components and HeadShok suspension systems.

     Operating Expenses. Selling, general and administrative expenses increased to $32.6 million in fiscal 1996, from $27.0 million in fiscal 1995 and $22.3 million in 1994. Increases in selling, general and administrative expenses are directly associated with the increased sales, and additional personnel, advertising and marketing costs required to support the Company's growth. As a percentage of net sales, selling, general and administrative expenses remained fairly constant at 22.3%, 22.1% and 21.8% in fiscal 1996, 1995 and 1994, respectively.

     Research and development expenses have increased to $2.8 million in fiscal 1996, from $1.8 million in fiscal 1995 and $1.3 million in 1994, reflecting the Company's commitment to improvement of its current products and the generation of new products and manufacturing processes. The increase in spending during fiscal 1996 was primarily attributable to the expansion of the Company's product line, support for the Volvo/Cannondale mountain bike racing team, and the development of new technologies.

     The Company has integrated the Volvo/Cannondale mountain bike racing team into its research and development efforts, allowing regular testing of both prototype and finished production models. This collaboration has led to the development of several competitive new products, including the downhill bike and Moto fork, as well as refinement of the Company's existing product line.

     The Company also invests in developing design, product and process technologies for future competitiveness. The Raven, for example, is the product of research into a new process for the construction of a high performance bicycle frame. In fiscal 1996, the Company's research and development efforts also supported the expansion of the CODA components product line.

     During fiscal 1994, the Company adopted the 1994 Stock Option Plan and awarded options to purchase an aggregate of 373,743 shares of Common Stock. The difference between the option exercise price and the estimated fair value of the option shares ($2.0 million) was recorded as compensation expense in fiscal 1994. All of the options were exercisable as of the end of fiscal 1994, except for options to purchase 7,750 shares, which vest in 1997. All options granted subsequent to the Company's initial public offering have an exercise price equal to the fair market value of the Common Stock on the date of grant.

     Interest Expense. Interest expense decreased to $2.2 million in fiscal 1996, from $3.9 million in 1995 and $4.5 million in 1994, due to lower borrowing levels resulting from repayment of debt with the net proceeds of the Company's initial public offering of Common Stock in November 1994 and a second offering in September 1995. The decrease in interest expense also reflects the lower interest rates negotiated as a result of the Company's improved performance and capitalization.

     Other Income. Sales by the Company's foreign subsidiaries have been 43%, 41% and 37% of consolidated net sales during fiscal 1996, 1995, and 1994, respectively, and a significant number of components used in the Company's products are purchased from foreign sources. Consequently, the Company's results of operations have been subject to the effects of foreign currency fluctuations. The Company enters into forward foreign currency contracts for a significant portion of its current and expected net balance sheet exposures, principally relating to trade receivables, payables and debt denominated in foreign currencies. Over the last three fiscal periods, foreign currency losses have been $138,000, $271,000, and $111,000 for fiscal 1996, 1995 and 1994, respectively. Other income also includes finance charges relating to accounts receivable, which totaled $552,000, $295,000, and $435,000 for fiscal 1996, 1995 and in 1994, respectively.

     Income Tax Expense. Income tax expense increased to $5.8 million in fiscal 1996, from $1.4 million in fiscal 1995, and $791,000 in 1994 , which reflects the Company's increasing profitability. In fiscal 1995, income tax expense was affected by a $3.0 million reduction in the valuation allowance previously provided against the Company's net deferred tax assets. In accordance with FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," net deferred tax assets are not recognized when a company has cumulative losses in recent years. However, as a result of its continued profitability, the Company believes it is more likely than not that U.S. operations will generate sufficient taxable income to realize the benefits of these deferred tax assets. See Note 5 of Notes to Consolidated Financial Statements.

SELECTED QUARTERLY FINANCIAL DATA; SEASONALITY.

     The following table presents selected unaudited quarterly data for the two most recent fiscal years. This information has been prepared by the Company on a basis consistent with the Company's audited consolidated financial statements and includes all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of the results of such quarters. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                     FOR THE QUARTER ENDED
                                     --------------------------------------------------------------------------------------
                                                            DECEM-     SEPTEM-                          DECEM-      OCTO-
                                     JUNE 29,   MARCH 30,   BER 30,    BER 30,    JULY 1,   APRIL 1,    BER 31,    BER 1,
                                       1966       1996       1995       1995       1995       1995       1994       1994
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS)
Net sales...........................  $39,008    $45,050    $35,069    $26,849    $36,050    $39,520    $27,014    $19,497
Cost of sales.......................   24,645     27,511     21,889     18,759     22,836     25,173     17,992     13,815
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross Profit........................   14,363     17,539     13,180      8,090     13,214     14,347      9,022      5,682
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Expenses:
  Selling, general and
    administrative..................    8,693      9,233      8,020      6,631      7,260      7,753      6,318      5,693
  Research and development..........      687        667        828        656        571        511        359        309
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total operating expenses............    9,380      9,900      8,848      7,287      7,831      8,264      6,677      6,002
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating income (loss).............    4,983      7,639      4,332        803      5,383      6,083      2,345       (320)
Other income (expense)..............      (22)      (651)      (637)      (499)      (720)    (1,017)      (952)    (1,216)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes... 4,961...      6,988      3,695        304      4,663      5,066      1,393     (1,536)
Income tax expense..................   (1,457)    (2,764)    (1,471)      (110)    (1,064)      (143)      (121)       (25)
Extraordinary item..................       --         --         --         --         --        456     (1,141)        --
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)...................  $ 3,504    $ 4,224    $ 2,224    $   194    $ 3,599    $ 5,379    $   131    $(1,561)
                                     =========  =========  =========  =========  =========  =========  =========  =========

     The Company's results fluctuate from quarter to quarter as a result of a number of factors, including product mix, the timing and number of new retailer openings, the timing of shipments and new product introductions, and the effect of adverse weather conditions on consumer purchases. In addition, the Company's business is highly seasonal due to consumer spending patterns, which in turn affect dealer delivery preferences, resulting in more shipments and significantly stronger results in the third and fourth fiscal quarters (January through June). The third and fourth fiscal quarters together accounted for 57% and 62% of the Company's total net sales in fiscal 1996 and 1995, respectively. Although sales orders are received throughout the course of the year, shipments are concentrated in the third and fourth fiscal quarters. In fiscal 1996, in an effort to reduce the seasonality of its shipments and to smooth the production process, the Company, through its ARP, provided incentives for retailers to take delivery of a higher percentage of their annual bicycle order in the first fiscal quarter.

     The Company's gross margins fluctuate primarily according to product mix, the cost of materials and the timing of product price adjustments and markdowns. Although some operating expenses are variable with sales, most expenses are incurred evenly throughout the year. As a result, the third and fourth fiscal quarters accounted for 71% and 85% of the operating income for fiscal 1996 and 1995, respectively. It is unlikely that this seasonal pattern will change significantly in the future. While the Company was successful in reducing the impact of the seasonality in the first quarter of fiscal 1996, achieving breakeven performance, the Company in the past has incurred, and may in the future incur, operating losses in the first fiscal quarter, as the business remains highly seasonal.

  LIQUIDITY AND CAPITAL RESOURCES.

     The Company's primary sources of working capital used over the past three years have been borrowings under its revolving credit facilities, and the net proceeds of the Company's two public offerings, which totaled approximately $22.1 million in fiscal 1996 and approximately $8.3 million (after repayment of the subordinated notes and redemption of the preferred stock, including accumulated dividends) in fiscal 1995.

     The Company maintains a domestic financing agreement that, as amended, provides for a combined credit facility of up to $35 million. The facility, which extends through December 31, 1997, is a combination of a multicurrency revolving credit and a term loan, and is secured by substantially all the tangible and intangible domestic assets of the Company. The interest rate on the outstanding revolving credit and term loan is the prime rate with an option to borrow at LIBOR plus 150 basis points. The combined credit facility, which is the Company's principal source for financing its working capital requirements, was further amended in September 1996 to allow the Company to take advantage of favorable interest rates in foreign markets. As a result of the seasonality of the Company's business and payment terms, which typically vary between 30 and 180 days from the date of shipment (depending on time of year and other factors), borrowings under the Company's and subsidiaries' credit facilities typically reach their highest level near the end of the third fiscal quarter and are typically at their lowest level near the end of the first fiscal quarter. The Company's credit facility contains restrictive and financial covenants relating to, among other things, the maintenance of minimum levels of net worth and working capital. The Company is currently in compliance with all restrictive and financial covenants.

     Cannondale Europe and Cannondale Japan each maintains a separate credit facility. In December 1995, Cannondale Europe entered into a new financing agreement that provides a base credit limit of 15,000,000 Dutch guilders (approximately $8.8 million as of June 29, 1996) and a seasonal credit line of an additional 10,000,000 Dutch guilders (approximately $5.9 million as of June 29, 1996) that is effective from December 1 to June 1 each year. Cannondale Europe's credit facility is secured by outstanding balances of eligible accounts receivable and inventory. Cannondale Japan has an unsecured revolving credit facility for up to 155,000,000 Japanese yen (approximately $1.4 million at June 29, 1996). Approximately $1.9 million and $1.1 million of principal amount was outstanding under the Dutch and Japanese facilities, respectively, at June 29, 1996. The Japanese facility is guaranteed by the Company.

     Net cash provided by (used in) operating activities was ($6.8 million), ($2.0 million), and $122,000 in fiscal 1996, 1995 and 1994, respectively. The principal uses of cash in operating activities over the three-year period were to support the increased investment in accounts receivable and inventories associated with the Company's growth in sales.

     Capital expenditures were $3.0 million, $2.4 million and $2.5 million in fiscal 1996, 1995 and 1994, respectively. The majority of these expenditures related to investments in manufacturing equipment and facilities to support increases in production volume. Management currently intends to spend approximately $10.3 million in fiscal 1997 on capital expenditures, which includes the expansion of the Company's production facility in Bedford, Pennsylvania ($5.1 million), and the construction of a new corporate office and research and development facility in Bethel, Connecticut ($2.2 million). It is expected that 40% of the total cost of the plant addition will be financed through the local development agency and the Pennsylvania Industrial Development Authority at interest rates of approximately 3.75%. The cost of the corporate headquarters and research and development facility will be partially funded with the proceeds from the sale of the Company's current headquarters facility. The Company expects that cash flow generated by its operations and borrowings under the revolving credit facilities will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by Part II, Item 8, are included in Part IV, as indexed at Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 regarding directors is incorporated by reference to the information appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information required by Item 10 regarding executive officers appears under the caption "Executive Officers" in
Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS.

     Index to Consolidated Financial Statements.

     Report of Independent Auditors.

     Consolidated Balance Sheets as of June 29, 1996 and July 1, 1995.

     Consolidated Statements of Operations for the years ended June 29, 1996, July 1, 1995 and July 2, 1994.

     Consolidated Statements of Stockholders' Equity for the years ended June 29, 1996, July 1, 1995 and July 2, 1994.

     Consolidated Statements of Cash Flows for the years ended June 29, 1996, July 1, 1995 and July 2, 1994.

     Notes to Consolidated Financial Statements.

(A)(2) FINANCIAL STATEMENT SCHEDULE.

     Report of Independent Auditors on Financial Statement Schedule.

     Schedule II -- Valuation and Qualifying Accounts.

All other financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(A)(3) EXHIBITS.

     10.1.4 -- First Amendment to Amended and Restated Loan and Security Agreement, Dated May 9, 1996 between the Company and Fleet Capital Corporation.

     10.1.5 -- Second Amendment to Amended and Restated Loan and Security Agreement, Dated September 13, 1996 between the Company and Fleet Capital Corporation.

        11 -- Computation of Earnings Per Share.

        21 -- Subsidiaries of the Registrant.

        23 -- Consent of Independent Auditors.
- ---------------

THE COMPANY UNDERTAKES TO PROVIDE A COPY OF ANY OF THE FOREGOING EXHIBITS TO ANY COMPANY STOCKHOLDER OF RECORD ON SEPTEMBER 23, 1996. REQUESTS SHOULD BE MADE IN WRITING TO THE COMPANY AT 9 BROOKSIDE DRIVE, GEORGETOWN, CONNECTICUT 06829,
ATTN: INVESTOR RELATIONS, AND SHOULD BE ACCOMPANIED BY PAYMENT OF $5.00 PER EXHIBIT, TO COVER THE COMPANY'S EXPENSES IN PROVIDING SUCH EXHIBIT(S).

(B) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CANNONDALE CORPORATION

September 25, 1996                        By       /s/ WILLIAM A. LUCA

                                                      William A. Luca
                                            Vice President of Finance, Treasurer
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
- ------------------------------------------  ------------------------------  -------------------
          /s/ JOSEPH S. MONTGOMERY          Chairman, President, Chief      September 25, 1996
                                            Executive Officer and Director
           Joseph S. Montgomery             (Principal Executive Officer)
               /s/ WILLIAM A. LUCA          Vice President of Finance,      September 25, 1996
                                            Treasurer, Chief Financial
             William A. Luca                officer and Director
                                            (Principal Financial Officer)
               /s/ RICHARD J. RESCH         Vice President of Technology    September 25, 1996
                                            Development and Director
             Richard J. Resch
                                            Vice President of Marketing,
                                            Director
          James Scott Montgomery
                 /s/ JOHN MORIARTY          Assistant Treasurer, Director   September 25, 1996
                                            of Accounting (Principal
              John Moriarty                 Accounting Officer)
                                            Director
            Tarek Abdel-Meguid
                                            Director
              Michael Carter
             /s/ MICHAEL J. STIMOLA         Director                        September 25, 1996
            Michael J. Stimola

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.........................................................   F-2
Consolidated Balance Sheets as of June 29, 1996 and July 1, 1995.......................   F-3
Consolidated Statements of Operations for the years ended June 29, 1996, July 1, 1995,
  and July 2, 1994.....................................................................   F-4
Consolidated Statements of Stockholders' Equity for the years ended June 29, 1996, July
  1, 1995,
  and July 2, 1994.....................................................................   F-5
Consolidated Statements of Cash Flows for the years ended June 29, 1996, July 1, 1995,
  and July 2, 1994.....................................................................   F-6
Notes to Consolidated Financial Statements.............................................   F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cannondale Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Cannondale Corporation and subsidiaries as of June 29, 1996 and July 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 29, 1996, July 1, 1995 and July 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cannondale Corporation and subsidiaries at June 29, 1996 and July 1, 1995, and the consolidated results of their operations and their cash flows for the years ended June 29, 1996, July 1, 1995 and July 2, 1994, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

STAMFORD, CONNECTICUT
AUGUST 9, 1996

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JUNE 29,
                                                                     1996         JULY 1, 1995
                                                                 ------------     ------------
Current assets:
     Cash......................................................    $  4,305         $  2,255
     Trade accounts receivable, less allowances of $5,238 and
       $3,693..................................................      52,027           37,927
     Inventory.................................................      30,526           21,259
     Deferred income taxes.....................................       2,041            1,513
     Prepaid expenses and other current assets.................       1,154            1,110
Total current assets...........................................      90,053           64,064
Property, plant and equipment, net.............................      18,527           18,213
Other assets...................................................       1,365            1,731
Total assets...................................................    $109,945         $ 84,008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................................    $ 12,431         $  9,802
     Revolving credit advances.................................       4,756            4,806
     Income taxes payable......................................       1,845              214
     Other accrued expenses....................................       2,942            3,380
     Accrued warranty expense..................................       2,101            1,973
     Payroll and other employee related benefits...............       2,266            1,709
     Current installments of long-term debt....................       1,680            1,876
Total current liabilities......................................      28,021           23,760
Long-term debt, less current installments......................      13,114           23,593
Deferred income taxes..........................................         235              152
Other noncurrent liabilities...................................         281              415
Total liabilities..............................................      41,651           47,920
Stockholders' equity:
     Common Stock, $.01 par value:
       Authorized Shares -- 18,000,000
       Issued and outstanding shares -- 8,611,715 in 1996
          and 7,127,181 in 1995................................          86               71
     Additional paid-in capital................................      55,965           33,294
     Retained earnings.........................................      12,547            2,401
     Cumulative translation adjustment.........................        (304)             322
Total stockholders' equity.....................................      68,294           36,088
Total liabilities and stockholders' equity.....................    $109,945         $ 84,008

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                  YEAR ENDED
                                                   JUNE 29,        YEAR ENDED       YEAR ENDED
                                                     1996         JULY 1, 1995     JULY 2, 1994
                                                 ------------     ------------     ------------
Net sales......................................    $145,976         $122,081         $102,084
Cost of sales..................................      92,804           79,816           72,083
Gross profit...................................      53,172           42,265           30,001
Expenses:
     Selling, general and administrative.......      32,577           27,023           22,290
     Research and development..................       2,837            1,751            1,317
     Stock option compensation.................          --               --            2,046
                                                     35,414           28,774           25,653
Operating income...............................      17,758           13,491            4,348
Other income (expense):
     Interest expense..........................      (2,224)          (3,929)          (4,460)
  Other income.................................         414               24              324
                                                     (1,810)          (3,905)          (4,136)
Income before income taxes and extraordinary
  item.........................................      15,948            9,586              212
Income tax expense.............................      (5,802)          (1,353)            (791)
Income (loss) before extraordinary item........      10,146            8,233             (579)
Extraordinary item:
     Loss from early extinguishment of debt,
       net of income taxes.....................          --             (685)              --
Net income (loss)..............................      10,146            7,548             (579)
Accumulated preferred stock dividends..........          --             (400)          (1,008)
Income (loss) applicable to common shares and
  equivalents..................................    $ 10,146         $  7,148         $ (1,587)
Primary income (loss) per share:
     Income (loss) before extraordinary item...    $   1.18         $   1.18         $   (.37)
     Extraordinary item........................          --             (.10)              --
     Net income (loss).........................    $   1.18         $   1.08         $   (.37)
Fully diluted income (loss) per share:
     Income (loss) before extraordinary item...    $   1.17         $   1.18         $   (.37)
     Extraordinary item........................          --             (.10)              --
     Net income (loss).........................    $   1.17         $   1.08         $   (.37)

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                       SERIES A
                                    PREFERRED STOCK           COMMON STOCK        ADDITIONAL   RETAINED   CUMULATIVE
                                   -----------------     ----------------------    PAID-IN     EARNINGS   TRANSLATION
                                   SHARES     VALUE       SHARES     PAR VALUE     CAPITAL     (DEFICIT)  ADJUSTMENT    TOTAL
                                   ------     ------     --------    ----------   ----------   --------   ----------   -------
Balance at July 2, 1993..........  6,718      $6,718     3,921,236      $ 39       $  5,883    $(4,568 )    $  148     $ 8,220
  Net loss.......................     --          --           --         --             --       (579 )        --        (579)
  Stock option compensation......     --          --           --         --          2,046         --          --       2,046
  Purchase and retirement of
    common shares................     --          --      (77,887)        (1)           (55)        --          --         (56)
  Foreign currency adjustment....     --          --           --         --             --         --           9           9
Balance at July 2, 1994..........  6,718       6,718     3,843,349        38          7,874     (5,147 )       157       9,640
  Net income.....................     --          --           --         --             --      7,548          --       7,548
  Redemption of fractional shares
    in connection with stock
    split........................     --          --          (16)        --             --         --          --          --
  Purchase and retirement of
    common shares................     --          --       (3,875)        --             (3)        --          --          (3)
  Issuance of common stock (net
    of $3,078 of offering
    costs).......................     --          --     2,300,000        23         26,799         --          --      26,822
  Exercise of warrants...........     --          --      958,261         10            (10)        --          --          --
  Redemption of Series A
    Preferred Stock..............  (6,718)    (6,718)          --         --             --         --          --      (6,718)
  Dividend payment to preferred
    stockholders.................     --          --           --         --         (1,408)        --          --      (1,408)
  Exercise of options............     --          --       29,462         --             42         --          --          42
  Foreign currency adjustment....     --          --           --         --             --         --         165         165
Balance at July 1, 1995..........     --          --     7,127,181        71         33,294      2,401         322      36,088
  Net income.....................     --          --           --         --             --     10,146          --      10,146
  Issuance of common stock (net
    of $1,490 of offering
    costs........................     --          --     1,366,666        14         22,071         --          --      22,085
  Exercise of options............     --          --      117,868          1            600         --          --         601
  Foreign currency adjustment....     --          --           --         --             --         --        (626)       (626)
Balance at June 29, 1996.........     --      $   --     8,611,715      $ 86       $ 55,965    $12,547      $ (304)    $68,294

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEAR ENDED
                                                   JUNE 29,        YEAR ENDED       YEAR ENDED
                                                     1996         JULY 1, 1995     JULY 2, 1994
                                                 ------------     ------------     ------------
OPERATING ACTIVITIES
Net income (loss)..............................    $ 10,146         $  7,548         $   (579)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Extraordinary item......................          --              685               --
       Stock compensation......................          --               --            2,046
       Depreciation and amortization...........       2,994            2,740            2,595
       Provision for bad debt, discount, credit
          and return and late charge
          reserves.............................      10,114            3,934            2,425
       Provision for obsolete and excess
          inventory............................         883              912              443
       Unrealized (gain) loss on foreign
          currency transactions................         (43)             389              147
       Accretion of interest...................          --               94              251
       Loss on disposal of fixed assets........          31               49               --
       Deferred income taxes...................        (616)          (1,361)              --
       Changes in assets and liabilities:
          Trade accounts receivable............     (25,136)         (12,680)          (6,308)
          Inventory............................     (10,402)          (4,749)            (275)
          Prepaid expenses and other assets....         174           (1,136)             668
          Accounts payable.....................       3,058               37           (1,506)
          Warranty and other accrued
            expenses...........................         323            1,926             (447)
          Income taxes payable and other
            liabilities........................       1,686             (348)             662
Net cash provided by (used in) operating
  activities...................................      (6,788)          (1,960)             122
INVESTING ACTIVITIES
Capital expenditures...........................      (3,023)          (2,350)          (2,463)
Net cash used in investing activities..........      (3,023)          (2,350)          (2,463)
FINANCING ACTIVITIES
Redemption of subordinated debt................          --          (10,000)              --
Net proceeds from the issuance of common
  stock........................................      22,686           26,864               --
Redemption of preferred stock..................          --           (6,718)              --
Dividend payment to preferred stockholders.....          --           (1,408)              --
Net proceeds from (repayments of) borrowings
  under short-term revolving credit
  agreements...................................         478           (1,294)            (551)
Proceeds from issuance of long-term debt.......         489               --            1,016
Purchase and retirement of common shares.......          --               (3)             (56)
Net proceeds from (repayments of) borrowings
  under long-term debt and capital lease
  agreements...................................     (11,291)          (2,380)             819
Net cash provided by financing activities......      12,362            5,061            1,228
Effect of exchange rate changes on cash........        (501)             147              (97)
Net increase (decrease) in cash................       2,050              898           (1,210)
Cash at beginning of period....................       2,255            1,357            2,567
Cash at end of period..........................    $  4,305         $  2,255         $  1,357
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest.....................................    $  2,426         $  3,639         $  4,335
  Income taxes, net of refunds.................    $  4,375         $  1,940         $    272

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

  Description of Business

     Cannondale Corporation ("Cannondale U.S.") manufactures and distributes bicycles and bicycling accessories and equipment. International operations are conducted through two wholly-owned subsidiaries: Cannondale Europe B.V. ("Cannondale Europe") and Cannondale Japan KK ("Cannondale Japan").

  Business and Credit Concentrations

     The Company's customer base is composed of specialty bicycle retailers who are located principally throughout the United States and Europe. There is no single geographic area of concentration in the United States or Europe. No single customer accounted for more than 5% of the Company's sales during the years ended June 29, 1996, July 1, 1995 or July 2, 1994.

     The Company's raw materials are readily available and the Company is not completely dependent on a single supplier. The Company has, however, preferences with respect to continuing its relationships with certain selected vendors, and a material portion of the Company's inventory purchases is from a single supplier.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Cannondale U.S. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

     Sales, net of estimated returns and allowances, are recognized when products are shipped. Provisions for returns and allowances are determined principally on the basis of past experience.

  Product Warranties

     The Company provides original owners of its bicycles with a lifetime warranty for bicycle frames and a one-year warranty for suspensions and components. During the warranty period, the Company will repair or replace a defective part or assembly at no cost to the owner. Provisions for estimated warranty expense are recognized at the time of sale, determined principally on the basis of past experience.

  Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Plant and equipment under capitalized lease obligations are recorded at the present value of minimum lease payments.

     Depreciation of plant and equipment is calculated on the straight-line method over 25 to 40 years for buildings and 3 to 10 years for equipment. Amortization of assets recorded under capitalized lease obligations is recognized over the lesser of the useful lives or lease terms and such amount is included in depreciation and amortization expense.

     The Company constructs machinery and equipment to be used in the manufacturing process. Costs capitalized include direct salaries and benefits of personnel, and purchased material. For the years ended

                    CANNONDALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

June 29, 1996 and July 1, 1995, respectively, approximately $257,000 and $757,000 of such costs were capitalized and are included within property, plant and equipment.

  Income Taxes

     The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (FASB) Statement No. 109 "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for deferred income taxes. Taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on the enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable income.

  Foreign Currency Translation

     During the year ended June 29, 1996, management reevaluated the appropriateness of continuing the designation of the U.S. dollar as Cannondale Europe's functional currency. Due to significant changes in the economic facts and circumstances of Cannondale Europe, it was determined that the Dutch guilder most accurately portrays the economic results of Cannondale Europe. Accordingly, effective March 31, 1996, the Company designated the Dutch guilder as the functional currency of Cannondale Europe. At June 29, 1996, the assets and liabilities of Cannondale Europe have been translated at year-end exchange rates, while revenues and expenses have been translated at average rates of exchange in effect during the three-month period ended June 29, 1996. Prior to the change in Cannondale Europe's functional currency, remeasurement adjustments related to its operations were included in net income. Subsequently, cumulative translation adjustments relating to Cannondale Europe have been recorded as a separate component of stockholders' equity.

     The assets and liabilities of Cannondale Japan have been translated at year-end exchange rates, while revenues and expenses have been translated at average rates of exchange in effect during the period. Cumulative translation adjustments relating to Cannondale Japan have been recorded as a separate component of stockholders' equity.

  Foreign Currency Forward Contracts

     The Company enters into forward contracts to purchase and sell U.S., European, and Japanese currencies to reduce exposures to foreign currency risk. The Company does not hold foreign currency forward contracts for trading purposes. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related transaction. Gains and losses on foreign currency transactions that do not satisfy the accounting requirements of an effective hedge are reported currently as other income or expense.

  Stock-Based Compensation

     The Company grants stock options to employees, officers and directors with an exercise price determined by the Board of Directors at the time of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," which requires that compensation expense be recognized for the difference between the quoted market price of the stock at the grant date less the amount that the employee is required to pay.

                    CANNONDALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain 1995 and 1994 amounts have been reclassified to conform to the current year's presentation.

  Earnings Per Share Amounts

     Earnings (loss) per share of common stock are computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each period. The weighted average number of shares of common stock used in the computation of earnings (loss) per share was 8,596,910, 6,605,599 and 4,246,280 for the years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively. Common stock equivalents include warrants to purchase common stock and stock options. In computing the earnings (loss) per common share, dividends applicable to Series A preferred stock decrease the earnings (increase the loss) applicable to common shares and common stock equivalents in fiscal 1995 and 1994.

     During the year ended July 2, 1994, all common stock equivalents were antidilutive. However, in accordance with Staff Accounting Bulletin 83 of the Securities and Exchange Commission (SEC), the common stock equivalents issued during the twelve months preceding the Company's initial public offering (stock options granted during fiscal 1994) at a price below the expected initial public offering price have been included in the Company's net loss per share computation and treated as if they had been outstanding for fiscal 1994 using the treasury stock method even though they were antidilutive.

  Intangible Assets

     Included in other assets are intangible assets, which represent the cost of patents, goodwill and deferred financing charges. Intangible assets were $1,782,000 and $1,726,000 at June 29, 1996 and July 1, 1995, respectively.
Accumulated amortization on intangible assets amounted to $752,000 and $532,000 at June 29, 1996 and July 1, 1995, respectively. Amortization is provided using the straight-line method over the estimated useful lives of the assets, not exceeding 17 years.

2.  INVENTORY

     The components of inventory are as follows (in thousands):

                                                              JUNE 29,        JULY 1,
                                                                1996           1995
                                                             -----------     ---------
        Raw materials.......................................   $14,664        $11,247
        Work-in-process.....................................     1,772          1,088
        Finished goods......................................    15,505         10,180
        Less reserve for obsolete inventory.................    (1,415)        (1,256)
                                                               $30,526        $21,259

                    CANNONDALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows (in thousands):

                                                           JUNE 29,
                                                             1996         JULY 1, 1995
                                                         ------------     ------------
        Land...........................................    $  1,252         $  1,276
        Buildings and improvements.....................      10,070            9,780
        Factory and office equipment...................      21,804           19,443
        Construction in progress.......................         889              413
                                                             34,015           30,912
        Less accumulated depreciation..................     (15,488)         (12,699)
                                                           $ 18,527         $ 18,213

     Purchases of equipment through capitalized lease obligations and notes were $291,000, $244,000, and $85,000 in fiscal 1996, 1995, and 1994, respectively.

4.  DEBT

Short-Term Revolving Credit Advances (in thousands):

                                                              JUNE 29,        JULY 1,
                                                                1996           1995
                                                             -----------     ---------
        Cannondale U.S......................................   $ 1,731        $    --
        Cannondale Europe...................................     1,931          3,625
        Cannondale Japan....................................     1,094          1,181
                  Total.....................................   $ 4,756        $ 4,806

     In March 1996, the Company entered into an unsecured multicurrency demand credit facility with a maximum principal amount of $2,000,000. Borrowings under the demand credit facility may be made in U.S. dollars and Japanese yen (190,000,000 yen at June 29, 1996). The interest rate on the outstanding demand credit facility is LIBOR (London Interbank Offered Rate) plus 1/2%. LIBOR for the Japanese yen borrowings was 0.563% at June 29, 1996.

     In December 1995, Cannondale Europe entered into a new financing agreement that provides a base credit limit of 15,000,000 Dutch guilders (approximately $8,776,000 as of June 29, 1996) and a seasonal credit of an additional 10,000,000 Dutch guilders (approximately $5,851,000 as of June 29, 1996) that is effective from December 1 to June 1 each year. The credit facility is secured by outstanding balances of eligible accounts receivable and inventory. The interest rate on the outstanding revolving line of credit balance is 2.0% in excess of the prime rate of DNB (De Nederlandsche Bank) with a minimum rate of 5.0% (the prime rate was 2.5% at June 29, 1996). The credit facility extends for an indefinite period of time, with either party having an option to terminate the agreement at any time.

     Cannondale Japan has an unsecured revolving credit facility for up to 155,000,000 yen (approximately $1,413,000 at June 29, 1996). The interest rate on the outstanding borrowings was 2.875% and 3.625% at June 29, 1996 and July 1, 1995, respectively. The credit facility contains no specific expiration date, and may be terminated by either party at any time.

     The weighted average interest rate on the Company's revolving lines of credit was 4.60% and 9.56% at June 29, 1996 and July 1, 1995, respectively.

                    CANNONDALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Long-Term Debt (in thousands):

                                                               JUNE 29,      JULY 1,
                                                                 1996         1995
                                                              -----------  -----------
        Domestic revolving line of credit....................   $ 8,595      $17,991
        Domestic term loan...................................     1,470        2,166
        Pennsylvania Industrial Development Authority bonds,
          interest rates ranging from 2.0% to 4.5%...........     1,755        1,905
        Algemene Bank Nederland N.V., interest at 10.25%.....     1,184        1,427
        Rush Township Construction Loan, interest at 3%......       453          506
        Daiichi Kangyo Bank term loan, interest at 3.25%.....       455           --
        Notes secured by equipment and capitalized leases....       882        1,474
                                                              -----------  -----------
                                                                 14,794       25,469
        Less current portion.................................    (1,680)      (1,876)
                                                              -----------  -----------
                                                                $13,114      $23,593
                                                              ===========  ===========

     On July 2, 1993, the Company entered into a domestic financing agreement, as amended, that provides for a multicurrency revolving line of credit ($3,525,000 and 8,665,000 Dutch guilders at June 29, 1996) and a term loan ("the combined credit facility"). The combined credit facility, which extends through December 31, 1997, provides up to $35,000,000 under: 1) a revolving line of credit based on outstanding balances of eligible accounts receivable and inventory, and 2) a term loan. The agreement requires the maintenance of specified levels of tangible net worth and working capital.

     The combined credit facility is secured by virtually all tangible and intangible assets of the Company. The interest rate on the outstanding combined credit facility was the prime rate with an option to borrow at LIBOR plus 1.50% at June 29, 1996, and 1/2% over the prime rate at July 1, 1995. LIBOR for the U.S. dollar and Dutch guilder borrowings was 5.457% and 2.75% on June 29, 1996, respectively. The prime rate on June 29, 1996 and July 1, 1995 was 8.25% and 9.0%, respectively. The Company is obligated to pay a line of credit fee of 25 basis points on the unused revolving line of credit, and various prepayment fees if the facility is terminated before December 31, 1996.

     The term-loan component of the combined credit facility is payable in monthly installments of $58,000 plus interest and a final payment of $484,000 plus interest on December 31, 1997.

     The Pennsylvania Industrial Development Authority bonds are secured by the Company's Bedford, Pennsylvania facility. The loans are payable from 12 to 25 years in equal monthly payments of approximately $16,000, including interest.

     The Algemene Bank of Nederland N.V. loan is secured by Cannondale Europe's factory in Oldenzaal, Netherlands. The loan is payable in Dutch guilders over 25 years with equal quarterly installments of approximately $53,000, including interest.

     The Rush Township Construction Loan is secured by the Company's Philipsburg, Pennsylvania facility. The loan is payable through 2003 with equal monthly installments of approximately $4,800, including interest.

     The Daiichi Kangyo Bank term loan is unsecured. The loan is payable through 1999 with quarterly installments of approximately $40,000, including interest.

     Capitalized lease obligations represent the present value of future minimum lease payments, discounted at rates ranging from 7.0% to 13.73%, payable in monthly installments of approximately $48,000.

                    CANNONDALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Maturities of long-term debt, including payments under capitalized lease obligations are as follows (in thousands):

            1997.....................................................    $ 1,711
            1998.....................................................      9,960
            1999.....................................................        507
            2000.....................................................        333
            2001.....................................................        284
            Thereafter...............................................      2,043
                                                                          14,838
            Amounts representing interest on capitalized lease
              obligations............................................        (44)
                                                                         $14,794

  Subordinated Debt

     In June 1992, the Company issued $10,000,000 of 8% subordinated notes due June 1997 and warrants, exercisable at $.01 per share at the sole option of the holders, into 341,821 shares (increased to 507,113 shares on July 2, 1994 -- see
Note 8) of the Company's common stock in exchange for $10,000,000. The warrants to purchase the 341,821 shares were valued at $1,964,000 at their date of issuance. The corresponding original debt amount of $8,036,000 was increased through charges to interest expense based on the interest method to yield approximately 11.5% to its face amount through maturity. Interest at 8%, commencing from June 3, 1993, was payable semi-annually in arrears. In November 1994, the subordinated debt with a carrying amount of $9,273,000 was retired in conjunction with the initial public offering. This early retirement of debt resulted in an extraordinary charge of $1,141,000, comprised of the unamortized discount and related deferred charges, net of an income tax benefit of $456,000.

5.  INCOME TAXES

     Income before income taxes and extraordinary item by geographic location is as follows (in thousands):

                                                YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                 JUNE 29,          JULY 1,          JULY 2,
                                                   1996             1995             1994
                                              ---------------  ---------------  ---------------
United States................................     $ 5,925          $ 5,072          $  (229)
Foreign......................................      10,023            4,514              441
                                                  $15,948          $ 9,586          $   212

     The income tax provision consists of the following:

                                                YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                 JUNE 29,          JULY 1,          JULY 2,
                                                   1996             1995             1994
                                              ---------------  ---------------  ---------------
Current Federal..............................     $ 2,281          $ 1,052          $   299
  Foreign....................................       3,551            1,162              343
  State......................................         586              500              149
     Total current...........................       6,418            2,714              791
Deferred Federal.............................        (384)          (1,590)              --
  Foreign....................................        (189)             422               --
  State......................................         (43)            (193)              --
     Total deferred..........................        (616)          (1,361)              --
     Total...................................     $ 5,802          $ 1,353          $   791

                    CANNONDALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The 1994 federal provision consists of alternative minimum taxes, and the provision for foreign taxes is attributable to certain profitable operations, which cannot be offset against losses from other operations.

     The provision for income taxes on income before income taxes and extraordinary item differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effects of the following items:

                                                YEAR ENDED       YEAR ENDED       YEAR ENDED
                                               JUNE 29, 1996    JULY 1, 1995     JULY 2, 1994
                                              ---------------  ---------------  ---------------
Tax at U.S. statutory rate...................        34.0%            34.0%            34.0%
State income taxes, net of federal benefit...         2.4              2.9             19.5
Higher effective income taxes of other
  countries..................................         1.6              6.6             64.3
Change in valuation allowance of deferred tax
  assets.....................................        (1.5)           (31.6)           255.3
Other........................................        (0.1)             2.2               --
                                                     36.4%            14.1%           373.1%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of June 29, 1996 and July 1, 1995 are as follows:

                                                                 1996          1995
                                                              ----------    ----------
        Deferred tax assets:
          Accounts receivable and inventory reserves.........  $  1,224      $  1,108
          Stock option compensation..........................       583           796
          Accrued liabilities................................       939           895
          Tax credits........................................        --           197
          Other..............................................       266           200
                                                                  3,012         3,196
        Deferred tax liabilities:
          Tax over book depreciation.........................      (771)         (899)
          Other..............................................      (435)         (704)
          Total deferred liabilities.........................    (1,206)       (1,603)
        Valuation allowance..................................        --          (232)
        Net deferred tax assets..............................  $  1,806      $  1,361

     FASB Statement 109 generally provides that net deferred tax assets are not recognized when a company has cumulative losses in recent years. Accordingly, a valuation allowance was established in prior years for the excess of deferred tax assets over deferred tax liabilities. As a result of the Company's continued profitability, and in accordance with FASB Statement 109, the Company reduced its valuation allowance related to net deferred tax assets by $3,031,000 for the fiscal year ended July 1, 1995. As the Company believed it was more likely than not that operations would generate future taxable income. Additionally, for the fiscal year ended June 29, 1996, the Company reduced its valuation allowance by $232,000 due to the reevaluation of the recoverability of deferred tax assets.

     The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries ($7,721,000) at June 29, 1996 that are considered to be reinvested indefinitely.

                    CANNONDALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  STOCK OPTIONS

     During fiscal 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") providing for the grant from time to time to officers, directors and employees of options to purchase up to an aggregate of 387,500 shares of common stock. In addition, during fiscal 1994, the Company granted options under the 1994 Plan to purchase an aggregate of 373,743 shares of common stock at an exercise price per share of $0.34. The options awarded under the 1994 Plan, substantially all of which vested in full on July 2, 1994, were accounted for at an estimated fair value of $5.71 per share, and accordingly, a non-cash compensation expense of $2 million was charged to operations in 1994. This estimate of fair value was based on an independent valuation at that date, which principally considered the marketability of the Company's common stock, restrictions imposed on sale of option shares under the 1994 Plan, the Company's financial position, current and expected results of operations and a comparison to the valuation of other companies in the sporting goods industry. The 1994 Plan terminates on December 31, 2003.

     In September 1994, the Company adopted the 1994 Management Stock Option Plan (the "Management Plan"), pursuant to which options to purchase 310,000 shares of Common Stock were authorized to be granted to key executive employees and consultants and advisors to the Company, as determined from time to time by the Committee administering the Management Plan. The terms of the Management Plan are substantially the same as the terms of the 1994 Plan. The vesting of options granted under the Management Plan is at the discretion of the Board of Directors. The Management Plan also provides for the grant to new non-employee directors of the Company of options to purchase up to an aggregate of 10,000 shares of common stock. On the date of election or appointment to the Board of Directors, each new non-employee director will be granted an immediately exercisable option to purchase 1,000 shares of Common Stock, at an exercise price per share equal to the fair market value of the Common Stock on the date of grant. Other than the directors' options, all options granted under the Management Plan will vest in three equal annual installments. The Management Plan terminates on December 31, 2004.

     In November 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), pursuant to which options to purchase 500,000 shares of Common Stock were authorized to be granted to employees, officers, advisors and consultants to the Company, as determined from time to time by the Committee administering the 1995 Plan. The terms of the 1995 Plan are substantially the same as the terms of the 1994 Plan. The vesting of options granted under the 1995 Plan is at the discretion of the Board of Directors. All options granted under the 1995 Plan during fiscal 1996 will vest in three equal annual installments. The 1995 Plan terminates on December 31, 2005.

     Under the 1994 Plan, the Management Plan and the 1995 Plan, the Company may at its discretion, repurchase the stock at the time of termination of service of an employee at fair market value.

     Stock option activity is shown below:

                                                                          OPTION PRICE
                                                              SHARES       PER SHARE
                                                             --------     ------------
        Outstanding at July 2, 1994........................   373,743     $       0.34
             Options granted...............................   330,674     $12.50-13.25
             Options exercised.............................   (29,462)    $       0.34
             Options terminated............................   (33,350)    $ 0.34-13.00

                    CANNONDALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                          OPTION PRICE
                                                              SHARES       PER SHARE
                                                             --------     ------------
        Outstanding at July 1, 1995........................   641,605     $ 0.34-13.25
             Options granted...............................   543,769     $13.63-21.50
             Options exercised.............................  (117,868)    $ 0.34-13.00
             Options terminated............................   (32,011)    $12.50-16.50
        Outstanding at June 29, 1996.......................  1,035,495    $ 0.34-21.50
        Exercisable at June 29, 1996.......................   318,231     $ 0.34-13.00
        Available for grant at June 29, 1996...............    32,673

7.  PROFIT SHARING PLAN

     The Company has a qualified, defined contribution savings plan covering all full-time U.S. employees who have attained the age of 18 with more than three months of service. Contributions to the plan, which are discretionary, are determined annually by the Board of Directors. There were no contributions in fiscal 1996, 1995 or 1994.

8.  STOCKHOLDERS' EQUITY

     In June 1992, the Company issued warrants, with antidilutive provisions, to purchase 341,821 shares at $.01 per share, subject to future adjustments, of the Company's Common Stock in connection with a borrowing from three limited partnerships managed by Morgan Stanley & Co. The holders of the warrants were entitled to exercise the warrants in whole or in part at any time after 10 days prior written notice to the Company up to June 3, 1997, the expiration date. On July 2, 1993, warrants to purchase 130,618 shares of the Company's Common Stock, with terms identical to the above warrants, were issued as additional consideration in connection with the borrowings. The value of such additional warrants (approximately $540,000) was credited to additional paid-in capital and included in other assets, and was charged to interest expense over the remaining term of the related borrowing. The number of common shares for which such warrants were exercisable, including the effects of the antidilutive provisions resulting from the granting of stock options during fiscal 1994, increased to 507,113 on July 1, 1994. Of this amount, 506,722 were exercised in conjunction with the initial public offering and the balance was surrendered in payment of the exercise price.

     On July 2, 1993, the Company entered into an agreement with Morgan Stanley & Co. to exchange four short-term notes for 6,718 shares of Series A redeemable convertible preferred stock and warrants, with antidilutive protection, to purchase an aggregate of 330,708 shares of common stock of the Company at $.01 per share. The number of common shares for which the warrants were exercisable, including the effects of the antidilutive provisions resulting from the granting of stock options during fiscal 1994, increased to 451,887. Of this amount, 451,539 were exercised in conjunction with the initial public offering and the balance was surrendered in payment of the exercise price.

     During August 1994, the Company increased its authorized shares to 2,000,000 (from 20,000) and 18,000,000 (from 1,000,000) for preferred and common stock, respectively.

     The holders of the Series A Preferred Stock were entitled to cumulative quarterly dividends (payable as declared) at the annual rate of $150 per share and a liquidation preference over holders of Common Stock of $1,000 per share plus accumulated dividends. Accumulated dividends in the amount of $1,408,000 were paid to the holders of Series A preferred stock in conjunction with the initial public offering. Additionally, such shares, which contained voting rights, as defined, were convertible, at the option of the holder into shares of the Company's Common Stock at fair market value at the date of conversion. The Company redeemed the

                    CANNONDALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Series A Preferred Stock, at the liquidation preference amount described above, with the proceeds from the initial public offering of Common Stock.

     In September 1994, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), which is intended to allow qualified employees to purchase common stock of the Company at a discount to the market value of such common stock. A total of 348,750 shares of Common Stock have been reserved for issuance under the Purchase Plan. As of June 29, 1996, no shares were issued under the Purchase Plan.

     In November 1994, the Company sold 2,300,000 shares of Common Stock through a public offering at a price of $13.00 per share. The net proceeds of approximately $26.8 million, after deducting the underwriters' discount and offering expenses, were used to retire $10,000,000 of subordinated debt, to pay $380,000 of accrued interest on the subordinated debt, and to redeem all 6,718 shares outstanding of the Series A redeemable convertible preferred stock, including the payment of accumulated dividends on such stock, for $8,126,000. The balance of the proceeds were used to reduce outstanding borrowings under the Company's domestic line of credit. Had the offering occurred on July 3, 1994 primary earnings per share for the year ended July 1, 1995 would have been $1.07.

     In September 1995, the Company completed a public offering of 1,300,000 shares of common stock at a price of $17.25 per share. The net proceeds were approximately $21.0 million after deducting the underwriting discount and offering expenses. Additionally, in October 1995, the Company issued 66,666 shares of common stock, upon the partial exercise of the over-allotment option granted to the underwriters in connection with the September 1995 public offering. The net proceeds to the Company from the additional shares issued, at the public offering price of $17.25 per share, were approximately $1.1 million after deducting the underwriting discount and expenses. The net proceeds of the offering were used to reduce outstanding borrowings under the Company's domestic revolving credit facility. Had the offering occurred on July 2, 1995 primary earnings per share for the year ended June 29, 1996 would have been $1.17.

     At June 29, 1996, there were 1,416,920 shares of Common Stock reserved for the exercise of options and employee stock purchases.

9.  OPERATING LEASES

     The Company and its subsidiaries lease software, computer, and other office and factory equipment under long-term operating leases with varying terms. The aggregate future minimum lease payments under noncancellable operating leases with initial or remaining lease terms of greater than one year are as follows (in thousands):

            1997......................................................   $1,461
            1998......................................................      980
            1999......................................................      689
            2000......................................................      275
            2001 and after............................................      167
                                                                         $3,572

     Rent expense amounted to $1,203,000, $1,023,000 and $1,056,000 in 1996,
1995 and 1994, respectively.

10.  FOREIGN EXCHANGE RISK MANAGEMENT

     At June 29, 1996 and July 1, 1995, the Company had approximately $5.9 million and $2.6 million, respectively, of forward exchange contracts outstanding to exchange European, Japanese and U.S. currencies to reduce exposures to foreign currency risk. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and

                    CANNONDALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

payables denominated in foreign currencies, and firm sale and purchase commitments. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange, at maturity, various currencies for U.S. dollars, Dutch guilders and Japanese yen at rates agreed to at inception of the contracts. At June 29, 1996, the amount of net losses explicitly deferred from hedging firm sale and purchase commitments was approximately $40,000. Deferred gains and losses are included in prepaid expenses and other current assets, and are recognized in earnings when the future sales and purchases occur. The net loss deferred at June 29, 1996 will be recognized in earnings during fiscal 1997.

     The Company's credit risk in these transactions is the cost of replacing these contracts, at current market rates, in the event of default by a counterparty, which is typically a major international financial institution. Additionally, market risk exists during the period between the date of the contract and its designation as an effective hedge for financial reporting purposes. The Company believes that its exposure to credit risk and market risk in these transactions is not significant in relation to earnings.

     At June 29, 1996 the Company had outstanding borrowings of 190 million Japanese yen (approximately $1,732,000 at June 29, 1996) and 8,665,000 Dutch guilders (approximately $5,070,000 at June 29, 1996) to hedge the Company's net investments in its foreign subsidiaries. Gains and losses on hedges of net investments are recognized as a component of stockholders' equity.

11.  OTHER INCOME

     For the years ended June 29, 1996, July 1, 1995 and July 2, 1994, net foreign currency losses included in other income aggregated approximately $138,000, $271,000 and $111,000, respectively. The balance consists principally of finance charges related to accounts receivable.

12.  FINANCIAL INSTRUMENTS

     On June 29, 1996, the carrying value of financial instruments such as cash, trade receivables and payables approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of the Company's borrowings under its variable rate short- and long-term credit agreements approximate their fair value. The carrying value of the Company's other long-term debt, which approximates its fair value, is estimated based on expected future cash flows, discounted at current rates for the same or similar issues. The carrying value of the Company's foreign currency forward contracts, which approximates their fair value, is the amount at which the contracts could be settled based on quotes provided by major financial institutions.

13.  GEOGRAPHIC DATA

     Summarized data by geographic area is as follows (in thousands):

                                                   YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                    JUNE 29,     JULY 1,      JULY 2,
                                                      1996         1995         1994
                                                   -----------  ----------   ----------
        Net Sales:
          United States...........................  $ 106,035    $ 88,888     $ 79,207
          Foreign.................................     78,449      64,791       54,280
          Intercompany............................    (38,508)    (31,598)     (31,403)
                                                    $ 145,976    $122,081     $102,084
        Operating Earnings:
          United States...........................  $   5,398    $  6,830     $  2,391
          Foreign.................................     12,451       6,421        2,229
          Intercompany............................        (91)        240         (272)
                                                    $  17,758    $ 13,491     $  4,348

                    CANNONDALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                   YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                    JUNE 29,     JULY 1,      JULY 2,
                                                      1996         1995         1994
                                                   -----------  ----------   ----------
        Identifiable Assets:
          United States...........................  $  93,627    $ 70,918     $ 61,230
          Foreign.................................     30,090      21,760       20,952
          Intercompany............................    (13,772)     (8,670)     (14,312)
                                                    $ 109,945    $ 84,008     $ 67,870

     At June 29, 1996, the net assets of Cannondale Europe and Cannondale Japan were $6,547,000 and $1,423,000, respectively.

14.  SUBSEQUENT EVENT

     On July 11, 1996, Cannondale Australia Pty Limited ("Cannondale Australia"), a newly formed subsidiary of the Company, purchased substantially all the assets of Beaushan Trading Pty Limited, an Australian bicycle distribution company for cash, net of liabilities owed to the Company. The purchase price was approximately $610,000. The net assets, and the revenue and expenses of Cannondale Australia will be included in the consolidated financial statements of the Company in fiscal 1997.

                                EXHIBIT IDNEX
                                -------------
     Exhibit
       No.                          Desciption
     -------                        ----------

     10.1.4 -- First Amendment to Amended and Restated Loan and Security Agreement, Dated May 9, 1996 between the Company and Fleet Capital Corporation.

     10.1.5 -- Second Amendment to Amended and Restated Loan and Security Agreement, Dated September 13, 1996 between the Company and Fleet Capital Corporation.

        11 -- Computation of Earnings Per Share.

        21 -- Subsidiaries of the Registrant.

        23 -- Consent of Independent Auditors.

        27 -- Financial Data Schedule