Form 10-K/A
period 1996-06-29
CANNONDALE CORP /
filed 1996-10-01
CIK 930795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A

(MARK ONE)
-----------
    /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED JUNE 29, 1996
                                     OR
    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM             TO

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

                                                          Name of each exchange
             Title of each class:                          on which registered
--------------------------------------------------------------------------------------------
                     None                                          N/A

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, PAR VALUE $.01
                            ------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

At September 20, 1996, the aggregate market value of the voting stock held by non-affiliates of registrant was $143,828,104 based on the per share closing price, and the registrant had 8,612,279 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III, as set forth herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

             NAME                AGE                                POSITION
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

                                    TWELVE        TWELVE        TWELVE         TEN          TWELVE
                                    MONTHS        MONTHS        MONTHS        MONTHS        MONTHS
                                    ENDED         ENDED         ENDED         ENDED         ENDED
                                   JUNE 29,      JULY 1,       JULY 2,       JULY 3,     SEPTEMBER 4,
                                     1996          1995          1994        1993(6)         1992
                                 ------------  ------------  ------------  ------------  ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.......................   $145,976      $122,081      $102,084      $ 80,835      $ 76,911
Cost of sales...................     92,804        79,816        72,083        59,429        58,927
Gross profit....................     53,172        42,265        30,001        21,406        17,984
Expenses:
  Selling, general and
     administrative.............     32,577        27,023        22,290        19,615        18,527
  Research and development......      2,837         1,751         1,317         1,105         1,314
  Stock option compensation.....         --            --         2,046            --            --
  Agent and distributor
     termination costs..........         --            --            --           271         1,196
Total operating expenses........     35,414        28,774        25,653        20,991        21,037
Operating income (loss).........     17,758        13,491         4,348           415        (3,053)

                                    TWELVE        TWELVE        TWELVE         TEN          TWELVE
                                    MONTHS        MONTHS        MONTHS        MONTHS        MONTHS
                                    ENDED         ENDED         ENDED         ENDED         ENDED
                                   JUNE 29,      JULY 1,       JULY 2,       JULY 3,     SEPTEMBER 4,
                                     1996          1995          1994        1993(6)         1992
                                 ------------  ------------  ------------  ------------  ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Other income (expense):
  Interest expense..............     (2,224)       (3,929)       (4,460)       (4,177)       (2,990)
  Other income..................        414            24           324           828          (868)
Total other income (expense)....     (1,810)       (3,905)       (4,136)       (3,349)       (3,858)
Income (loss) before income
  taxes, minority interest and
  extraordinary item............     15,948         9,586           212        (2,934)       (6,911)
Income tax benefit (expense)....     (5,802)       (1,353)         (791)         (179)        1,422
Minority interest in net loss of
  consolidated subsidiary.......         --            --            --            --           850
Income (loss) before
  extraordinary item............     10,146         8,233          (579)       (3,113)       (4,639)
Extraordinary item, net of
  income taxes(1)...............         --          (685)           --          (464)           --
Net income (loss)...............     10,146         7,548          (579)       (3,577)       (4,639)
Accumulated preferred stock
  dividends(2)..................         --          (400)       (1,008)           --            --
Income (loss) applicable to
  common shares and
  equivalents...................   $ 10,146      $  7,148      $ (1,587)     $ (3,577)     $ (4,639)
PER COMMON SHARE:
Income (loss) before
  extraordinary item(3).........   $   1.18      $   1.18      $   (.37)     $   (.73)     $  (1.08)
Income (loss)...................   $   1.18      $   1.08      $   (.37)     $   (.83)     $  (1.08)
Weighted average common and
  common equivalent shares
  outstanding(4)................      8,597         6,606         4,246         4,291         4,296

                                   JUNE 29,      JULY 1,       JULY 2,       JULY 3,     SEPTEMBER 4,
                                     1996        1995(5)         1994          1993          1992
                                 ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
Working capital.................   $ 62,032      $ 40,304      $  6,366      $  6,107      $  3,615
Total assets....................    109,945        84,008        67,870        65,245        57,877
Subordinated debt...............         --            --         9,179         9,323         8,692
Total long-term and subordinated
  debt, excluding current
  portion.......................     13,114        23,593        16,174        17,195        16,176
Preferred stock.................         --            --         6,718         6,718            --
Total stockholders' equity,
  including preferred stock.....     68,294        36,088         9,640         8,220         4,525

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS.

     The following table sets forth selected statement of operations data expressed as a percentage of net sales.

                                                                            FISCAL
                                                               ---------------------------------
                                                                 1996        1995        1994
                                                               ---------   ---------   ---------
Net sales.....................................................   100.0%      100.0%      100.0%
Cost of sales.................................................    63.6        65.4        70.6
Gross profit..................................................    36.4        34.6        29.4
Expenses:
     Selling, general and administrative......................    22.3        22.1        21.8
     Research and development.................................     1.9         1.4         1.3
     Stock option compensation................................      --          --         2.0
Total operating expenses......................................    24.2        23.5        25.1
Operating income..............................................    12.2        11.1         4.3
Other income (expense):
     Interest expense.........................................    (1.5)       (3.2)       (4.4)
     Other income.............................................     0.3          --         0.3
Total other income (expense)..................................    (1.2)       (3.2)       (4.1)
Income before income taxes and extraordinary item.............    11.0         7.9         0.2
Income tax expense............................................    (4.0)       (1.1)       (0.8)
Income (loss) before extraordinary item.......................     7.0         6.8        (0.6)
Extraordinary item, net of income taxes.......................      --        (0.6)         --
Net income (loss).............................................     7.0%        6.2%       (0.6%)

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

                                                                     FOR THE QUARTER ENDED
                                     --------------------------------------------------------------------------------------
                                                            DECEM-     SEPTEM-                          DECEM-      OCTO-
                                     JUNE 29,   MARCH 30,   BER 30,    BER 30,    JULY 1,   APRIL 1,    BER 31,    BER 1,
                                       1966       1996       1995       1995       1995       1995       1994       1994
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS)
Net sales...........................  $39,008    $45,050    $35,069    $26,849    $36,050    $39,520    $27,014    $19,497
Cost of sales.......................   24,645     27,511     21,889     18,759     22,836     25,173     17,992     13,815
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross Profit........................   14,363     17,539     13,180      8,090     13,214     14,347      9,022      5,682
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Expenses:
  Selling, general and
    administrative..................    8,693      9,233      8,020      6,631      7,260      7,753      6,318      5,693
  Research and development..........      687        667        828        656        571        511        359        309
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total operating expenses............    9,380      9,900      8,848      7,287      7,831      8,264      6,677      6,002
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating income (loss).............    4,983      7,639      4,332        803      5,383      6,083      2,345       (320)
Other income (expense)..............      (22)      (651)      (637)      (499)      (720)    (1,017)      (952)    (1,216)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes...    4,961      6,988      3,695        304      4,663      5,066      1,393     (1,536)
Income tax expense..................   (1,457)    (2,764)    (1,471)      (110)    (1,064)      (143)      (121)       (25)
Extraordinary item..................       --         --         --         --         --        456     (1,141)        --
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)...................  $ 3,504    $ 4,224    $ 2,224    $   194    $ 3,599    $ 5,379    $   131    $(1,561)
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(B) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CANNONDALE CORPORATION

September 30, 1996                        By       /s/ WILLIAM A. LUCA

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

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Cannondale Corporation and Subsidiaries

     We have audited the consolidated financial statements of Cannondale Corporation as of June 29, 1996 and July 1, 1995, and for the years ended June 29, 1996, July 1, 1995 and July 2, 1994, and have issued our report thereon dated August 9, 1996 (included elsewhere in this Annual Report). Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 9, 1996

                                                                     SCHEDULE II

                    CANNONDALE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                                  ----------------------
                                      BALANCE      CHARGED
                                        AT         TO COSTS     CHARGED                    BALANCE
                                     BEGINNING       AND       TO OTHER                    AT END
            DESCRIPTION              OF PERIOD     EXPENSES    ACCOUNTS     DEDUCTIONS    OF PERIOD
------------------------------------ ---------    ----------   ---------    ----------    ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS,
  RETURNS, DISCOUNTS AND LATE
  CHARGES
     Year ended July 2, 1994........  $ 2,523       $1,726      $     2      $ (1,612)(1)  $ 2,639
                                     =========    ==========   =========    ==========    =========
     Year ended July 1, 1995........  $ 2,639       $4,244      $     3      $ (3,193)(1)  $ 3,693
                                     =========    ==========   =========    ==========    =========
     Year ended June 29, 1996.......  $ 3,693       $9,944      $    45      $ (8,444)(1)  $ 5,238
                                     =========    ==========   =========    ==========    =========
RESERVE FOR OBSOLETE INVENTORY
     Year ended July 2, 1994........  $ 1,800       $  443      $    --      $ (1,440)(2)  $   803
                                     =========    ==========   =========    ==========    =========
     Year ended July 1, 1995........  $   803       $  912      $     9      $   (468)(2)  $ 1,256
                                     =========    ==========   =========    ==========    =========
     Year ended June 29, 1996.......  $ 1,256       $  977      $    11      $   (829)(2)  $ 1,415
                                     =========    ==========   =========    ==========    =========

---------------

(1) Discounts, late charges and uncollectible accounts written off, net of recoveries.
(2) Inventory disposed.

                                EXHIBIT INDEX
                                -------------
     Exhibit
       No.                          Description
     -------                        -----------

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