Form 10-Q
period 1996-09-28
CANNONDALE CORP /
filed 1996-11-12
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 28, 1996

                                       OR

__            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934


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

                                 (203) 544-9800
              (Registrant's telephone number, including area code)


Indicate by check marke whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), Yes  X    No
                                                   ---     ---
and (2) has been subject to such filing requirements for the past 90 days
Yes  X    No    .
    ---     ---

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 7, 1996 was 8,613,909.

CANNONDALE CORPORATION


                                     INDEX

                                                                        Page
                                                                        ----
Part I Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of
                 September 28, 1996, June 29, 1996 and
                 September 30, 1995....................................  3

                Condensed Consolidated Statements of Operations for
                 the three months ended September 28, 1996 and
                 September 30, 1995....................................  4

                Condensed Consolidated Statement of Stockholders'
                 Equity for the three months ended September 28,
                 1996 and the year ended June 29, 1996.................  5

                Condensed Consolidated Statements of Cash Flows for
                 the three months ended September 28, 1996 and
                 September 30, 1995....................................  6

                Notes to Condensed Consolidated Financial Statements...  7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................  8



Part II Other Information.............................................. 10

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           SEPTEMBER 28, 1996    June 29, 1996     September 30, 1995
                                                                (UNAUDITED)                           (Unaudited)
ASSETS
Current assets:
  Cash.................................................          $  5,611           $  4,305           $ 2,847
  Trade accounts receivable, less allowances of
    $5,834, $5,238, and $4,160 ........................            44,470             52,027            35,133
  Inventory............................................            36,745             30,526            27,109
  Deferred income taxes................................             2,484              2,041             1,768
  Prepaid expenses and other current assets ...........             1,587              1,154             1,850
                                                                 --------           --------           -------
Total current assets...................................            90,897             90,053            68,707
Property, plant and equipment, net.....................            19,391             18,527            18,046
Other assets...........................................             1,459              1,365             1,544
                                                                 --------           --------           -------
Total assets...........................................          $111,747           $109,945           $88,297
                                                                 ========           ========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................          $ 14,027           $ 12,431           $13,274
  Revolving credit advances............................             2,391              4,756             3,813
  Income taxes payable.................................             2,150              1,845                 -
  Warranty and other accrued expenses .................             4,964              5,043             4,919
  Payroll and other employee related benefits .........             1,292              2,266             1,122
  Current installments of long-term debt ..............             1,534              1,680             1,740
                                                                 --------           --------           -------
Total current liabilities..............................            26,358             28,021            24,868
Long-term debt, less current installments .............            16,127             13,114             5,501
Deferred income taxes..................................               203                235               300
Other noncurrent liabilities...........................               281                281               415
                                                                 --------           --------           -------
Total liabilities......................................            42,969             41,651            31,084
                                                                 --------           --------           -------

Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 18,000,000
    Issued and outstanding shares - 8,612,279,
    8,611,715 and 8,461,894 ...........................                86                 86                85
  Additional paid-in capital...........................            55,972             55,965            54,389
  Retained earnings....................................            13,036             12,547             2,595
  Cumulative translation adjustment ...................              (316)              (304)              144
                                                                 --------           --------           -------
Total stockholders' equity.............................            68,778             68,294            57,213
                                                                 --------           --------           -------
Total liabilities and stockholders' equity.............          $111,747           $109,945           $88,297
                                                                 ========           ========           =======

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)



                                                   THREE MONTHS         THREE MONTHS
                                                       ENDED                ENDED
                                                SEPTEMBER 28, 1996    SEPTEMBER 30, 1995
                                                ------------------    ------------------
                                                     (UNAUDITED)           (UNAUDITED)
 Net sales.......................................      $30,880              $26,849
 Cost of sales...................................       20,652               18,759
                                                       -------              -------
 Gross profit....................................       10,228                8,090
                                                       -------              -------

 Expenses:
    Selling, general and administrative .........        8,339                6,631
    Research and development ....................          757                  656
                                                       -------              -------
                                                         9,096                7,287
                                                       -------              -------
 Operating income................................        1,132                  803
                                                       -------              -------

 Other income (expense):
    Interest expense.............................         (349)                (718)
    Other income (expense) ......................          (26)                 219
                                                       -------              -------
                                                          (375)                (499)
                                                       -------              -------

 Income before income taxes.......................         757                  304
 Income tax expense...............................        (268)                (110)
                                                       -------              -------
 Net income.......................................     $   489              $   194
                                                       =======              =======

 Primary income per share:
    Net income....................................     $   .05              $   .03
                                                       =======              =======

 Fully-diluted income per share:
    Net income....................................     $   .05              $   .03
                                                       =======              =======

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK            ADDITIONAL                     CUMULATIVE
                                        --------------------         PAID-IN        RETAINED       TRANSLATION
                                        SHARES         VALUE         CAPITAL        EARNINGS       ADJUSTMENT        TOTAL
                                        ------         -----         -------        --------       ----------        -----
Balance at July 1, 1995 ............  7,127,181      $      71      $  33,294      $   2,401      $     322       $  36,088

   Net income ......................       --             --             --           10,146           --            10,146
   Issuance of common stock (Net
     of $1,490 offering costs) .....  1,366,666             14         22,071           --             --            22,085
   Exercise of options .............    117,868              1            600           --             --               601
   Foreign currency adjustment .....       --             --             --             --             (626)           (626)
                                      ---------      ---------      ---------      ---------      ---------       ---------

Balance at June 29, 1996 ...........  8,611,715             86         55,965         12,547           (304)         68,294

(Unaudited)
   Net income ......................       --             --             --              489           --               489
   Exercise of options .............        564              0              7           --             --                 7
   Foreign currency adjustment .....       --             --             --             --              (12)            (12)
                                       --------      ---------      ---------      ---------      ---------       ---------

Balance at September 28, 1996 ......  8,612,279      $      86      $  55,972      $  13,036      $    (316)      $  68,778
                                      =========      =========      =========      =========      =========       =========

                             See accompanying notes

                             CANNONDALE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED      THREE MONTHS ENDED
                                                      SEPTEMBER 28, 1996      SEPTEMBER 30, 1995
                                                      ------------------      ------------------
                                                          (UNAUDITED)             (UNAUDITED)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .....  $  2,503               $   (669)
                                                           --------               --------

INVESTING ACTIVITIES:
Capital expenditures ....................................    (1,647)                  (554)
                                                           --------               --------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock ..............         7                 21,109
Proceeds from issuance of long-term debt ................     3,026                   --
Net repayments of borrowings under short-term
    revolving credit agreements .........................    (2,414)                  (969)
Net repayments of borrowings under long-term
    debt and capital lease agreements ...................      (130)               (18,173)
                                                           --------               --------
Net cash provided by financing activities ...............       489                  1,967
                                                           --------               --------

Effect of exchange rate changes on cash .................       (39)                  (152)
                                                           --------               --------

Net increase in cash ....................................     1,306                    592
Cash at beginning of period .............................     4,305                  2,255
                                                           --------               --------
Cash at end of period ...................................  $  5,611               $  2,847
                                                           ========               ========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 29, 1996 included in the Company's Annual Report on Form 10-K/A.

         Certain prior-period amounts have been reclassified to conform to the current year's presentation.

2. INVENTORY

The components of inventory are as follows (in thousands):

                                         SEPTEMBER 28,                             SEPTEMBER 30,
                                              1996            JUNE 29, 1996            1995
                                              ----            -------------            ----
                                          (UNAUDITED)                              (UNAUDITED)
Raw materials                               $18,826              $14,664             $15,580
Work-in process                               2,764                1,772               1,849
Finished goods                               16,615               15,505              10,808
Less reserve for obsolete inventory          (1,460)              (1,415)             (1,128)
                                            -------              -------             -------
                                            $36,745              $30,526             $27,109
                                            =======              =======             =======

3.  EARNINGS PER SHARE AMOUNTS

         Earnings per share of common stock are computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each period. The weighted average number of shares of common stock and common stock equivalents used in the computation of earnings per share was 9,052,445 and 7,567,905 for the three-month periods ended September 28, 1996 and September 30, 1995, respectively. Common stock equivalents include options to purchase common stock.

4.  DEBT

        In July 1996, Cannondale Europe B.V. amended and restated its existing credit facility to refinance approximately $3.0 of the credit line on a long-term basis. The interest rate on the long-term balance is adjusted quarterly to market rates determined by the bank with a ceiling of 7.6% (the rate was 5.6% at September 28, 1996).

5.  SUBSEQUENT EVENT

         On September 29, 1996, the Company sold its domestic headquarters facility to an entity controlled by the Company's Chairman, President and Chief Executive Officer and another director of the Company for $1,676,000, an amount which approximated the net book value of the domestic headquarters facility at the date of sale. Based on information provided by an independent third party the Company believes that this amount reflects current market value. Pending its relocation to a new headquarters facility, the Company will continue to occupy the current facility on a month-to-month net lease of $16,000 per month. Based on an area survey of similar properties by an independent third party, the Company believes this amount reflects current fair rental value.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales. Net sales increased 15.0% from $26.8 million in the first quarter of fiscal 1996 to $30.9 million in the first quarter of fiscal 1997, an increase of $4.1 million. The increase in sales was a result of the continued worldwide demand for Cannondale products, a sales mix that favored international markets and growth in the Company's non-bike categories.

Gross Profit. Gross profit as a percentage of net sales increased to 33.1% for the first quarter of fiscal 1997 compared to 30.1% for the first quarter of fiscal 1996. The gross profit for the quarter was $10.2 million, an increase of $2.1 million, or 26.4%, over the gross profit of $8.1 million for the first quarter of fiscal 1996. The improvement in gross profit reflects a mix that favored international markets, an increase in non-bike sales, cost-reduction programs, and the Company's continued integration of proprietary technology through the use of Cannondale bicycle frames, CODA components and HeadShok suspension systems.

Operation Expenses. Operating expenses were $9.1 million for the first quarter of fiscal 1997, an increase of approximately $1.8 million, or 24.8%, over the first quarter operating expenses for fiscal 1996 of $7.3 million. Increases in selling, general and administrative expenses accounted for a substantial portion of the increase and are directly associated with increased sales, and the additional personnel and marketing costs to support the Company's current and planned growth. As a percentage of net sales, operating expenses increased to approximately 29.5% for the first three months of fiscal 1997, compared to 27.1% for the first three months of fiscal 1996.

Interest Expense. Interest expense for the first quarter of fiscal 1997 was $349,000, a decrease of approximately $369,000 from the first quarter of fiscal 1996. The decrease was primarily attributed to lower borrowings as a result of the use of proceeds from the Company's public offering of common shares in September 1995. The decrease in interest expense also reflects the lower interest rates negotiated as a result of the Company's improved performance and capitalization.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.5 million for the first quarter of fiscal 1997, compared to $669,000 used in operating activities for the first quarter of fiscal 1996. The increase in cash provided, compared to the prior year, was primarily attributed to the relatively larger decrease in accounts receivable in the first quarter of fiscal 1997 versus the first quarter of fiscal 1996. Capital expenditures were $1.6 million for the first quarter of fiscal 1997, compared to $554,000 in the first quarter of fiscal 1996. The increase in spending primarily reflects the Company's investment in its facilities' expansion, which is required to support the increases in production volume and future growth.

Net cash provided by financing activities for the first three months of fiscal 1997 was $489,000, compared to $2.0 million for the first three months of fiscal 1996. During the first three months of fiscal 1997, Cannondale Europe B.V. amended and restated its credit facility to refinance approximately
$3.0 million on a long-term basis from a short-term basis to take advantage of favorable interest rates. The net cash provided by financing activities in fiscal 1996 reflects the net proceeds from the public offering of common shares in September 1995, which were used to reduce borrowings under the Company's revolving line of credit.

The Company expects that cash flow generated by its operations and borrowings under the revolving credit facilities will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

                           PART II OTHER INFORMATION

                                                                        Page
                                                                        ----
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit Index                                                 12

        (b) Reports on Form 8-K
                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CANNONDALE CORPORATION


Date: November 12, 1996                 /s/ William A. Luca
                                        ------------------------------
                                        William A. Luca
                                        Vice President of Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer
                                        and authorized signatory)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

10.63                    Contract of Sale dated September
                        29, 1996, between Cannondale
                        Corporation and Sandvick
                        Associates, Inc., together with
                        Assignment and Assumption
                        Agreement dated as of September
                        30, 1996, between Sandvick
                        Associates, Inc. and Nantucket
                        Roost Associates, LLC.

10.64                    Agreement of Lease dated as of
                        October 4, 1996, between
                        Nantucket Roost Associates, LLC
                        and Cannondale Corporation

11                      Statement re: Computation of
                        Earnings per Common Share

27                      Financial Data Schedule