Form 10-Q/A
period 1996-09-28
CANNONDALE CORP /
filed 1996-11-14
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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


                                        CANNONDALE CORPORATION


Date: November 13, 1996                 /s/ William A. Luca
                                        ------------------------------
                                        William A. Luca
                                        Vice President of Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer
                                        and authorized signatory)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

10.28.2 Credit Agreement between Cannondale Europe B.V. and ABN AMRO Bank N.V. dated June 20, 1996.

10.63*          Contract Sale dated September
                29, 1996, between Cannondale
                Corporation and Sandvick
                Associates, Inc., together with
                Assignment and Assumption
                Agreement dated as of September
                30, 1996, between Sandvick
                Associates, Inc., and Nantucket
                Roost Associates, LLC.

10.64*          Agreement of Lease dated as of
                October 4, 1996, between
                Nantucket Roost Associates, LLC
                and Cannondale Corporation

11*             Statement re; Computation of
                Earnings per Common Share

27*             Financial Data  Schedule

* Previously filed.