Form 10-Q/A
period 1996-09-28
CANNONDALE CORP /
filed 1997-01-13
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-Q/A2


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

                           PART II OTHER INFORMATION

                                                                        Page
                                                                        ----
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit Index                                                 3

        (b) Reports on Form 8-K
                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CANNONDALE CORPORATION


Date: January 13, 1997                  /s/ William A. Luca
                                        ------------------------------
                                        William A. Luca
                                        Vice President of Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer
                                        and authorized signatory)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------


10.65 Standard Form of Agreement between Owner and Design/Builder between Cannondale Corporation and Sandvick Associates, Inc. dated August 30, 1996 (Corporate Office and R & D Facility)



10.66 Standard Form of Agreement between Owner and Design/Builder between Cannondale Corporation and Sandvick Associates, Inc. dated August 30, 1996 (Warehouse and Office Expansion)