Form 10-Q
period 1996-12-28
CANNONDALE CORP /
filed 1997-02-11
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 28, 1996

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934



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

                                 (203) 544-9800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), Yes  X  No     and (2) has been subject to such
                                    ---    ---
filing requirements for the past 90 days Yes  X   No    .
                                             ---     ---

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of January 24, 1997 was 8,617,007.

CANNONDALE CORPORATION

                                      INDEX

                                                                                  Page
                                                                                  ----
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of December
                     28, 1996, June 29, 1996 and December 30, 1995                  3

                  Condensed Consolidated Statements of Earnings for the
                     three and six months ended December 28, 1996 and
                     December 30, 1995                                              4

                  Condensed Consolidated Statement of Stockholders'
                     Equity for the six months ended December 28, 1996
                     and the year ended June 29, 1996                               5

                  Condensed Consolidated Statements of Cash Flows for
                     the six months ended December 28, 1996 and
                     December 30, 1995                                              6

                  Notes to Condensed Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               8



Part II  Other Information                                                          10

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                DECEMBER 28, 1996     JUNE 29, 1996    DECEMBER 30, 1995
                                                                -----------------     -------------    -----------------
                                                                   (UNAUDITED)                            (UNAUDITED)
ASSETS
Current assets:
Cash ....................................................          $   2,019           $   4,305           $   3,099
    Trade accounts receivable, less allowances of
       $7,176, $5,238, and $4,601 .......................             59,417              52,027              48,821
    Inventory ...........................................             37,309              30,526              35,478
    Deferred income taxes ...............................              2,805               2,041               1,874
    Prepaid expenses and other current assets ...........              1,690               1,154               1,708
                                                                   ---------           ---------           ---------
Total current assets ....................................            103,240              90,053              90,980
Property, plant and equipment, net ......................             18,675              18,527              17,982
Other assets ............................................              1,358               1,365               1,359
                                                                   ---------           ---------           ---------
Total assets ............................................          $ 123,273           $ 109,945           $ 110,321
                                                                   =========           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................          $  12,928           $  12,431           $  13,797
    Revolving credit advances ...........................              2,995               4,756               7,755
    Income taxes payable ................................              1,425               1,845                 980
    Warranty and other accrued expenses .................              5,667               5,043               5,928
    Payroll and other employee related benefits .........              1,366               2,266               1,225
    Current installments of long-term debt ..............              1,425               1,680               1,717
                                                                   ---------           ---------           ---------
Total current liabilities ...............................             25,806              28,021              31,402
Long-term debt, less current installments ...............             25,199              13,114              17,713
Deferred income taxes ...................................                 96                 235                 347
Other noncurrent liabilities ............................                294                 281                 261
                                                                   ---------           ---------           ---------
Total liabilities .......................................             51,395              41,651              49,723
                                                                   ---------           ---------           ---------

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 18,000,000
       Issued and outstanding shares - 8,616,241,
       8,611,715 and 8,555,735 ..........................                 86                  86                  86
    Additional paid-in capital ..........................             56,029              55,965              55,597
    Retained earnings ...................................             16,189              12,547               4,819
    Cumulative translation adjustment ...................               (426)               (304)                 96
                                                                   ---------           ---------           ---------
Total stockholders' equity ..............................             71,878              68,294              60,598
                                                                   ---------           ---------           ---------
Total liabilities and stockholders' equity ..............          $ 123,273           $ 109,945           $ 110,321
                                                                   =========           =========           =========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)

                                               THREE MONTHS        THREE MONTHS        SIX MONTHS        SIX MONTHS
                                                   ENDED               ENDED             ENDED              ENDED
                                                DECEMBER 28,        DECEMBER 30,      DECEMBER 28,       DECEMBER 30,
                                                   1996                1995              1996                1995
                                                   ----                ----              ----                ----
                                                (UNAUDITED)         (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
Net sales ..............................          $ 41,294           $ 35,069           $ 72,174           $ 61,918
Cost of sales ..........................            25,396             21,889             46,048             40,648
                                                  --------           --------           --------           --------
Gross profit ...........................            15,898             13,180             26,126             21,270
                                                  --------           --------           --------           --------

Expenses:
     Selling, general and
       administrative ..................             9,451              8,020             17,790             14,651
     Research and development ..........               905                828              1,662              1,484
                                                  --------           --------           --------           --------
                                                    10,356              8,848             19,452             16,135
                                                  --------           --------           --------           --------
Operating income .......................             5,542              4,332              6,674              5,135
                                                  --------           --------           --------           --------

Other income (expense):
     Interest expense ..................              (339)              (413)              (688)            (1,131)
     Other income (expense) ............                17               (224)                (9)                (5)
                                                  --------           --------           --------           --------
                                                      (322)              (637)              (697)            (1,136)
                                                  --------           --------           --------           --------

Income before income taxes .............             5,220              3,695              5,977              3,999
Income tax expense .....................            (2,067)            (1,471)            (2,335)            (1,581)
                                                  --------           --------           --------           --------
Net income .............................          $  3,153           $  2,224           $  3,642           $  2,418
                                                  ========           ========           ========           ========

Primary income per share:
     Net income ........................          $    .35           $    .25           $    .40           $    .29
                                                  ========           ========           ========           ========

Fully-diluted income per share:
     Net income ........................          $    .35           $    .25           $    .40           $    .29
                                                  ========           ========           ========           ========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  ADDITIONAL                    CUMULATIVE
                                              COMMON STOCK          PAID-IN        RETAINED     TRANSLATION
                                         SHARES         VALUE       CAPITAL        EARNINGS     ADJUSTMENT       TOTAL
                                         ------         -----       -------        --------     ----------       -----
Balance at July 1, 1995 ...........     7,127,181        $71        $33,294        $ 2,401        $ 322         $36,088

   Net income .....................            --         --             --         10,146           --          10,146

   Issuance of common stock (Net
     of $1,490 offering costs) ....     1,366,666         14         22,071             --           --          22,085
   Exercise of options ............       117,868          1            600             --           --             601
   Foreign currency adjustment ....            --         --             --             --         (626)           (626)
                                        ---------        ---        -------        -------        -----         -------

Balance at June 29, 1996 ..........     8,611,715         86         55,965         12,547         (304)         68,294

(Unaudited)
   Net income .....................            --         --             --          3,642           --           3,642
   Exercise of options ............         4,526         --             64             --           --              64
   Foreign currency adjustment ....            --         --             --             --         (122)           (122)
                                        ---------        ---        -------        -------        -----         -------

Balance at December 28, 1996 ......     8,616,241        $86        $56,029        $16,189        $(426)        $71,878
                                        =========        ===        =======        =======        =====         =======

                             See accompanying notes

                             CANNONDALE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             SIX MONTHS ENDED      SIX MONTHS ENDED
                                                            DECEMBER 28, 1996     DECEMBER 30, 1995
                                                               (UNAUDITED)            (UNAUDITED)
NET CASH USED IN OPERATING ACTIVITIES ............              $(11,154)              $(17,314)
                                                                --------               --------

INVESTING ACTIVITIES:
Capital expenditures .............................                (3,453)                (1,204)
Proceeds from sale of headquarters facility ......                 1,676                   --
                                                                --------               --------
Net cash used in investing activities ............                (1,777)                (1,204)
                                                                --------               --------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock .......                    64                 22,318
Net proceeds from (repayments of) borrowings under
    short-term revolving credit agreements .......                (1,635)                 3,179
Net proceeds from (repayments of) borrowings under
    long-term debt and capital lease agreements ..                11,972                 (5,973)
                                                                --------               --------
Net cash provided by financing activities ........                10,401                 19,524
                                                                --------               --------

Effect of exchange rate changes on cash ..........                   244                   (162)
                                                                --------               --------

Net increase (decrease) in cash ..................                (2,286)                   844
Cash at beginning of period ......................                 4,305                  2,255
                                                                --------               --------

Cash at end of period ............................              $  2,019               $  3,099
                                                                ========               ========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 28, 1996 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 29, 1996 included in the Company's Annual Report on Form 10-K/A.

         Certain prior-period amounts have been reclassified to conform to the current year's presentation.

2.  INVENTORY

The components of inventory are as follows (in thousands):

                                              DECEMBER 28,                     DECEMBER 30,
                                                 1996         JUNE 29, 1996        1995
                                                 ----         -------------        ----
                                              (UNAUDITED)                       (UNAUDITED)
Raw materials .........................        $ 19,802         $ 14,664         $ 21,627
Work-in-process .......................           2,614            1,772            1,767
Finished goods ........................          16,117           15,505           13,219
Less reserve for obsolete inventory ...          (1,224)          (1,415)          (1,135)
                                               --------         --------         --------
                                               $ 37,309         $ 30,526         $ 35,478
                                               ========         ========         ========

3.  EARNINGS PER SHARE AMOUNTS

         Earnings per share of common stock are computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each period. The weighted average number of shares of common stock and common stock equivalents used in the computation of earnings per share was 9,061,713 and 8,860,365 for the three-month periods ended December 28, 1996 and December 30, 1995, respectively, and 9,056,665 and 8,220,751 for the six-month periods ended December 28, 1996 and December 30, 1995, respectively. Common stock equivalents include options to purchase common stock.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales. Net sales increased from $35.1 million in the second quarter of fiscal 1996 to $41.3 million in the second quarter of fiscal 1997, an increase of $6.2 million or 17.8%. For the first six months, net sales increased 16.6% from $61.9 million in fiscal 1996 to $72.2 million in fiscal 1997, an increase of $10.3 million. The increase in sales was a result of the continued worldwide demand for Cannondale products, a sales mix that favored international markets and growth in the Company's non-bike categories.

Gross Profit. Gross profit as a percentage of net sales increased to 38.5% for the second quarter of fiscal 1997 compared to 37.6% for the second quarter of fiscal 1996. The gross profit for the second quarter of 1997 was $15.9 million, an increase of $2.7 million, or 20.6%, over the gross profit of $13.2 million for the second quarter of fiscal 1996. For the first six months of fiscal 1997, gross profit as a percentage of net sales increased to 36.2% ($26.1 million) compared to 34.4% ($21.3 million) in fiscal 1996. The improvement in gross profit reflects a mix that favored international markets, an increase in non-bike sales, cost-reduction programs and the Company's continued integration of proprietary technology through the use of its Cannondale bicycle frames, CODA components and HeadShok suspension systems.

Operating Expenses. Operating expenses were $10.4 million for the second quarter of fiscal 1997, an increase of approximately $1.6 million, or 17.0%, over the second quarter of fiscal 1996 of $8.8 million. For the first six months of fiscal 1997, operating expenses were $19.5 million, an increase of approximately $3.4 million, or 20.6%, over the first six months of fiscal 1996 of $16.1 million. For both periods, increases in selling, general and administrative expenses accounted for a significant portion of the increase and were directly associated with increased sales, and additional personnel, advertising, and marketing costs required to support the Company's current and planned growth. The Company also increased its investment in international advertising and marketing. As a percentage of sales, selling, general and administrative expenses remained at 23% for the second quarter. The increase in research and development expenses reflects the Company's commitment to further investments in innovation. As a percentage of net sales, total operating expenses increased to approximately 27.0% for the first six months of fiscal 1997, compared to 26.1% for the first six months of fiscal 1996.

Interest Expense. Interest expense for the second quarter of fiscal 1997 was $339,000, a decrease of approximately $74,000 from the second quarter of fiscal 1996, as higher average borrowings were offset by the lower interest rates available under the Company's multi-currency revolving credit facility. For the first six months of fiscal 1997, interest expense was $688,000, a decrease of approximately $443,000 from the first six months of fiscal 1996. This decrease, again, reflects the lower interest rates available under the Company's multi-currency revolving credit facility, and the effect of the net proceeds from the public offering of common stock in September 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $11.2 million for the first six months of fiscal 1997, a decrease of $6.1 million compared to the $17.3 million used for the first six months of fiscal 1996. The net use of cash is typical for the first six months of the fiscal year due to seasonal activity, which includes higher inventory levels in anticipation of third quarter shipments and seasonal terms offered to dealers through the Company's Authorized Retailer Program. The reduction in the use of cash from operating activities compared to the prior year was primarily attributed to the comparative leveling of inventory growth during the first six months of fiscal 1997 compared to fiscal 1996. During the prior year period, the Company initiated a strategy to maintain higher inventory levels to capitalize on its flexible manufacturing capabilities. Capital expenditures were $3.5 million for the first six months of fiscal 1997, compared to $1.2 million in the first six months of fiscal 1996. The increase in spending primarily reflects the Company's investment in its facilities' expansion, which is required to support future growth. The proceeds from the sale of the Company's headquarters facility, $1.7 million, will be reinvested in this expansion.

Net cash provided by financing activities for the first six months of fiscal 1997 was $10.4 million, a decrease of $9.1 million compared to the $19.5 million for the first six months of fiscal 1996. The net cash provided by financing activities in fiscal 1997 primarily reflects the net proceeds from borrowings under the Company's long-term revolving credit facility to meet its operating and capital requirements during the period. The net cash provided by financing activities in fiscal 1996 reflects the net proceeds from the public offering of common stock in September 1995, which were used to reduce borrowings under the Company's credit facilities.

The Company expects that cash flow generated by its operations and borrowings under the revolving credit facilities will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

                            PART II OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       Page
                                                                                ----
         (a) Index to Exhibits                                                   12

         (b) Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CANNONDALE CORPORATION


Date: February 10, 1997                    /s/  William A. Luca
                                           --------------------
                                           William A. Luca
                                           Vice President of Finance, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                             and authorized signatory)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------
10.67                       Aircraft Lease dated as of
                            October 6, 1996, between
                            JSM, Inc. and Cannondale
                            Corporation

11                          Statement re: Computation
                            of Earnings per Common
                            Share

27                          Financial Data Schedule