Form 10-Q
period 1997-03-29
CANNONDALE CORP /
filed 1997-05-13
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 29, 1997

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934


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
The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 5, 1997 was 8,678,649.

CANNONDALE CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
Part I  Financial Information

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets as of March 29,
              1997, June 29, 1996 and March 30, 1996                           3

              Condensed Consolidated Statements of Earnings for the
              three and nine months ended March 29, 1997 and
              March 30, 1996                                                   4

              Condensed Consolidated Statement of Stockholders'
              Equity for the nine months ended March 29, 1997
              and the year ended June 29, 1996                                 5

              Condensed Consolidated Statements of Cash Flows for
              the nine months ended March 29, 1997 and March 30,
              1996                                                             6

              Notes to Condensed Consolidated Financial Statements             7

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8



Part II Other Information                                                     10

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    MARCH 29, 1997    JUNE 29,1996     MARCH 30,1996
                                                    --------------    ------------     -------------
                                                      (UNAUDITED)                        (UNAUDITED)
ASSETS
Current assets:
   Cash ........................................       $   3,088        $   4,305        $  2,105
   Trade accounts receivable, less allowances of
     $7,805, $5,238, and $5,396 ................          76,183           52,027          62,847
   Inventory ...................................          33,077           30,526          32,354
   Deferred income taxes .......................           2,985            2,041           2,413
   Prepaid expenses and other current assets ...           1,637            1,154           1,791
                                                       ---------        ---------        --------
Total current assets ...........................         116,970           90,053         101,510
Property, plant and equipment, net .............          20,402           18,527          18,528
Other assets ...................................           1,611            1,365           1,341
                                                       ---------        ---------        --------
Total assets ...................................       $ 138,983        $ 109,945        $121,379
                                                       =========        =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................       $  12,813        $  12,431        $ 12,272
   Revolving credit advances ...................           3,419            4,756           9,116
   Income taxes payable ........................           3,289            1,845           2,768
   Warranty and other accrued expenses .........           6,555            7,309           7,824
   Current installments of long-term debt ......           1,307            1,680           1,567
                                                       ---------        ---------        --------
Total current liabilities ......................          27,383           28,021          33,547
Long-term debt, less current installments ......          33,608           13,114          22,101
Deferred income taxes ..........................             165              235             386
Other noncurrent liabilities ...................             294              281             469
                                                       ---------        ---------        --------
Total liabilities ..............................          61,450           41,651          56,503
                                                       ---------        ---------        --------

Stockholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 18,000,000
     Issued and outstanding shares -
     8,673,634, 8,611,715 and 8,573,554 ........              87               86              86
   Additional paid-in capital ..................          56,710           55,965          55,673
   Retained earnings ...........................          21,741           12,547           9,043
   Cumulative translation adjustment ...........          (1,005)            (304)             74
                                                       ---------        ---------        --------
Total stockholders' equity .....................          77,533           68,294          64,876
                                                       ---------        ---------        --------
Total liabilities and stockholders' equity .....       $ 138,983        $ 109,945        $121,379
                                                       =========        =========        ========


                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES


                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)

                                           THREE MONTHS    THREE MONTHS      NINE MONTHS     NINE MONTHS
                                               ENDED           ENDED           ENDED            ENDED
                                             MARCH 29,        MARCH 30,       MARCH 29,        MARCH 30,
                                             ---------        ---------       ---------        ---------
                                               1997             1996            1997             1996
                                               ----             ----            ----             ----
                                            (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Net sales ............................       $ 48,229        $ 45,050        $ 120,403        $ 106,968
Cost of sales ........................         28,698          27,511           74,747           68,159
                                             --------        --------        ---------        ---------
Gross profit .........................         19,531          17,539           45,656           38,809
                                             --------        --------        ---------        ---------

Expenses:
   Selling, general and administrative          9,436           9,233           27,225           23,884
   Research and development ..........            946             667            2,608            2,151
                                             --------        --------        ---------        ---------
                                               10,382           9,900           29,833           26,035
                                             --------        --------        ---------        ---------
Operating income .....................          9,149           7,639           15,823           12,774
                                             --------        --------        ---------        ---------

Other income (expense):
   Interest expense ..................           (543)           (644)          (1,231)          (1,775)
   Other income (expense) ............            290              (7)             281              (12)
                                             --------        --------        ---------        ---------
                                                 (253)           (651)            (950)          (1,787)
                                             --------        --------        ---------        ---------

Income before income taxes ...........          8,896           6,988           14,873           10,987
Income tax expense ...................         (3,344)         (2,764)          (5,679)          (4,345)
                                             --------        --------        ---------        ---------
Net income ...........................       $  5,552        $  4,224        $   9,194        $   6,642
                                             ========        ========        =========        =========

Primary income per share:
   Net income ........................       $    .62        $    .48        $    1.03        $     .79
                                             ========        ========        =========        =========

Fully-diluted income per share:
   Net income ........................       $    .62        $    .47        $    1.03        $     .78
                                             ========        ========        =========        =========



                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK       ADDITIONAL                     CUMULATIVE
                                       ------------------      PAID-IN       RETAINED       TRANSLATION
                                       SHARES       VALUE      CAPITAL       EARNINGS        ADJUSTMENT       TOTAL
                                       ------       -----      -------       --------        ----------       -----
Balance at July 1, 1995 .......       7,127,181       $71       $33,294       $  2,401        $   322        $ 36,088

  Net income ..................              --        --            --         10,146             --          10,146
  Issuance of common stock (Net
   of $1,490 offering costs) ..       1,366,666        14        22,071             --             --          22,085
  Exercise of options .........         117,868         1           600             --             --             601
  Foreign currency adjustment .              --        --            --             --           (626)           (626)
                                      ---------       ---       -------       --------        -------        --------

Balance at June 29, 1996 ......       8,611,715        86        55,965         12,547           (304)         68,294

(Unaudited)
  Net income ..................              --        --            --          9,194             --           9,194
  Exercise of options .........          61,919         1           745             --             --             746
  Foreign currency adjustment .              --        --            --             --           (701)           (701)
                                      ---------       ---       -------       --------        -------        --------

Balance at March 29, 1997 .....       8,673,634       $87       $56,710       $ 21,741        $(1,005)       $ 77,533
                                      =========       ===       =======       ========        =======        ========


                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           NINE MONTHS ENDED       NINE MONTHS ENDED
                                                             MARCH 29, 1997          MARCH 30, 1996
                                                             --------------          --------------
                                                               (UNAUDITED)             (UNAUDITED)
NET CASH USED IN OPERATING ACTIVITIES ............               $(18,216)               $(22,792)
                                                                 --------                --------

INVESTING ACTIVITIES:
Capital expenditures .............................                 (6,215)                 (2,183)
Proceeds from sale of headquarters facility ......                  1,676                      --
                                                                 --------                --------
Net cash used in investing activities ............                 (4,539)                 (2,183)
                                                                 --------                --------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock .......                    746                  22,394
Net proceeds from (repayments of) borrowings under
    short-term revolving credit agreements .......                   (987)                  4,603
Net proceeds from (repayments of) borrowings under
    long-term debt and capital lease agreements ..                 20,987                  (2,014)
                                                                 --------                --------
Net cash provided by financing activities ........                 20,746                  24,983
                                                                 --------                --------

Effect of exchange rate changes on cash ..........                    792                    (158)
                                                                 --------                --------

Net decrease in cash .............................                 (1,217)                   (150)
Cash at beginning of period ......................                  4,305                   2,255
                                                                 --------                --------
Cash at end of period ............................               $  3,088                $  2,105
                                                                 ========                ========


                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES


                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 29, 1996 included in the Company's Annual Report on Form 10-K/A.

      Certain prior-period amounts have been reclassified to conform to the current year's presentation.

2.  INVENTORY

The components of inventory are as follows (in thousands):

                                                  MARCH 29,                                      MARCH 30,
                                                    1997                 JUNE 29,1996              1996
                                                    ----                 ------------              ----
                                                 (UNAUDITED)                                     (UNAUDITED)

Raw materials .....................               $ 14,888                $ 14,664                $ 15,564
Work-in-process ...................                  1,834                   1,772                   2,026
Finished goods ....................                 17,162                  15,505                  16,137
Less reserve for obsolete inventory                   (807)                 (1,415)                 (1,373)
                                                  --------                --------                --------
                                                  $ 33,077                $ 30,526                $ 32,354
                                                  ========                ========                ========

3.  EARNINGS PER SHARE AMOUNTS

      Earnings per share of common stock are computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each period. The weighted average number of shares of common stock and common stock equivalents used in the computation of earnings per share was 8,957,521 and 8,891,986 for the three-month periods ended March 29, 1997 and March 30, 1996, respectively, and 8,922,396 and 8,446,056 for the nine-month periods ended March 29, 1997 and March 30, 1996, respectively. Common stock equivalents include options to purchase common stock.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by the Company for the period ended December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share of $.02 and $.01 per share for the three-month periods ended March 29, 1997 and March 30, 1996, respectively, and an increase in primary earnings per share of $.04 and $.03 per share for the nine-month periods ended March 29, 1997 and March 30, 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

4.  DEBT

      On March 27, 1997, the Company amended it's domestic financing agreement. The interest rate on the outstanding combined credit facility is the prime rate with an option to borrow at LIBOR plus a LIBOR margin (ranging from .50% to 1.0%). The LIBOR margin is adjusted quarterly based on the Company's most current quarterly financial statements. LIBOR for U.S. dollar, Dutch guilder and Japanese yen borrowings was 5.68%, 3.12% and .68% at March 29, 1997, respectively.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales. Net sales increased from $45.1 million in the third quarter of fiscal 1996 to $48.2 million in the third quarter of fiscal 1997, an increase of $3.1 million or 7.1%. For the first nine months, net sales increased 12.6% from $107.0 million in fiscal 1996 to $120.4 million in fiscal 1997, an increase of $13.4 million. Compared to the same periods last year, net sales on a pro-forma basis, adjusted for the effect of a stronger U.S. dollar for the three- and nine-month periods ended March 29, 1997, increased 15% and 18%, respectively. The increase in sales was a result of the continued worldwide demand for Cannondale products, a sales mix that favored international markets and growth in the Company's non-bike categories.

Gross Profit. Gross profit as a percentage of net sales increased to 40.5% for the third quarter of fiscal 1997 compared to 38.9% for the third quarter of fiscal 1996. The gross profit for the third quarter of 1997 was $19.5 million, an increase of $2.0 million, or 11.4%, over the gross profit of $17.5 million for the third quarter of fiscal 1996. For the first nine months of fiscal 1997, gross profit as a percentage of net sales increased to 37.9% ($45.7 million) compared to 36.3% ($38.8 million) in fiscal 1996. The improvement in gross profit reflects increased sales, a mix that favored international markets, an increase in non-bike sales, cost-reduction programs, the effect of a stronger U.S. dollar against the Japanese yen and the Company's continued integration of proprietary technology through the use of its Cannondale bicycle frames, CODA components and HeadShok suspension systems.

Operating Expenses. Operating expenses were $10.4 million for the third quarter of fiscal 1997, an increase of approximately $500,000, or 4.9%, over the third quarter of fiscal 1996 of $9.9 million. For the first nine months of fiscal 1997, operating expenses were $29.8 million, an increase of approximately $3.8 million, or 14.6%, over the first nine months of fiscal 1996 of $26.0 million. In both periods, increases in selling, general and administrative expenses were directly associated with increased sales, and additional personnel, advertising, and marketing costs required to support the Company's growth. The Company also increased its investment in international advertising and marketing. For the third quarter, the increased selling, general and administrative expenses were primarily offset by the effect of a stronger U.S. dollar and decreased warranty expense attributable to improved manufacturing processes and investments in product testing. As a percentage of sales, selling, general and administrative expenses remained at approximately 22% for the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. The increase in research and development expenses in both periods reflects the Company's commitment to further investments in innovation in such areas as frame, suspension and brake technology, as well as high-performance sport wheelchairs. For the first nine months of fiscal 1997, as a percentage of net sales, total operating expenses remained at approximately 24% compared to the first nine months of fiscal 1996.

Other income (expense). Interest expense for the third quarter of fiscal 1997 was $543,000, a decrease of approximately $101,000 from the third quarter of fiscal 1996. For the first nine months of fiscal 1997, interest expense was $1,231,000, a decrease of approximately $544,000 from the first nine months of fiscal 1996. In both periods, higher average borrowings were offset by the lower interest rates available under the Company's multi-currency revolving credit facility. The increase in other income in both periods represents the receipt of interest from dealers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $18.2 million for the first nine months of fiscal 1997, a decrease of $4.6 million compared to the $22.8 million used for the first nine months of fiscal 1996. The net use of cash is typical for the first nine months of the fiscal year due to seasonal activity, which includes higher inventory levels during the busiest shipping period of the year and seasonal terms offered to dealers through the Company's Authorized Retailer Program. The reduction in the use of cash from operating activities compared to the prior year was primarily attributable to the leveling of inventory growth during the first nine months of fiscal 1997 compared to fiscal 1996. During the prior year period, the Company initiated a strategy to maintain higher inventory levels to capitalize on its flexible manufacturing capabilities.

Capital expenditures were $6.2 million for the first nine months of fiscal 1997, compared to $2.2 million in the first nine months of fiscal 1996. The increase in spending primarily reflects the Company's investment in its facilities' expansion, which is required to support future growth. The proceeds from the sale of the Company's headquarters facility, $1.7 million, are being reinvested in this expansion.

Net cash provided by financing activities for the first nine months of fiscal 1997 was $20.7 million, a decrease of $4.3 million compared to the $25.0 million for the first nine months of fiscal 1996. The net cash provided by financing activities in fiscal 1997 primarily reflects the net proceeds from borrowings under the Company's long-term revolving credit facility to meet its operating and capital requirements during the period. The net cash provided by financing activities in fiscal 1996 reflects the net proceeds from the public offering of common stock in September 1995, which were used to reduce borrowings under the Company's credit facilities.

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

                                           CANNONDALE CORPORATION


Date: May 13, 1997                         /s/  William A. Luca
                                           --------------------
                                           William A. Luca
                                           Vice President of Finance, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                            and authorized signatory)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                          DESCRIPTION
------                                          -----------
10.1.6                              Assignment of Agreements and Instruments,
                                    dated March 26, 1997, between Fleet Capital
                                    Corporation ("Assignor") and Fleet National
                                    Bank ("Assignee")

10.1.7                              Amendment No. 1, dated March 27, 1997
                                    between the Company and Fleet National Bank
                                    (successor by assignment to Fleet Capital
                                    Corporation)

11                                  Statement re: Computation of Earnings per
                                    Common Share


27                                  Financial Data Schedule