Form 10-K
period 1997-06-28
CANNONDALE CORP /
filed 1997-09-26
CIK 930795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)

 [X] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JUNE 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                                             NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS:                            ON WHICH REGISTERED
------------------------------------------------------------------------------------------------
                      None                                            N/A

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, PAR VALUE $.01

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [X] [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At September 19, 1997, the aggregate market value of the voting stock held by non-affiliates of registrant was $165,757,032 based on the per share closing price on such date, and registrant had 8,692,886 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III, as set forth herein.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Cannondale Corporation ("Cannondale" or the "Company") is a leading manufacturer of high performance bicycles. The Company's bicycle line has grown from 21 models in its 1992 model year to 59 models in its 1998 model year, the significant majority of which are hand assembled and constructed with hand welded aluminum frames. Cannondale also manufactures and sells bicycle accessories, which include clothing, shoes and bags, a line of components and bike trailers, and beginning in 1998, wheelchairs. The Company was incorporated in Delaware in 1971.

     The Company has experienced rapid growth, with net sales increasing from $54.5 million in fiscal 1991 to $162.5 million in fiscal 1997. The Company believes that the growth in cycling in general, and mountain biking in particular, have contributed to its growth. Industry sources estimate that mountain bikes accounted for 67 percent of all bicycle revenue in the United States in 1996. Based on data from the Bicycle Wholesale Distributors Association ("BWDA"), the high performance segment of the bicycle market has grown more rapidly than the market as a whole in recent years, based primarily on increases in average selling prices, which the Company believes is due in large part to innovations such as lighter weight frames and suspension systems.

PRODUCTS

     The Company's bicycles are marketed under the Cannondale brand name and "Handmade in USA" logo. The Company's 1998 bicycle line offers 59 models, the vast majority of which feature a Cannondale lightweight aluminum frame. Cannondale's use of aluminum allows it to produce frames that are generally lighter in weight than steel frames. Cannondale bicycles employ wide diameter tubing, which provides greater frame rigidity as well as a distinctive look. Certain Cannondale models also have full or front suspension systems, offering greater comfort and control than non-suspended bikes.

     The Company recently introduced Seated-Sports Technology, its line of wheelchairs for distribution in 1998. The wheelchairs feature a lightweight aluminum frame made of large diameter tubing. The Seated-Sports Technology line uses the same production facilities as the Company's bicycles, therefore, the capital requirements to manufacture this new product line are minimal. The Company's wheelchair line will feature models that include road racing, everyday, hand-cycles, basketball and outdoor-access chairs.

     In June 1997, the Company began shipment of the Raven, a new high performance, full suspension mountain bike. A product of the Company's ongoing research and development, the Raven's frame is composed of lightweight carbon fiber skins bonded to an aluminum spine, providing an even lighter frame weight than its steel and aluminum counterparts.

     There are five major categories of bicycles sold in the adult market: mountain, road racing, hybrid, touring and specialty. Mountain bikes have wide knobby tires, straight handlebars and are designed to handle off-road conditions. Road racing bikes are lightweight with thin tires and drop (curved) handlebars. Hybrid bikes have the straight handlebars and more upright riding position of mountain bikes, but use thinner tires, making them suited for on- and off-road use. Touring bikes are similar to road racing bikes in appearance, but the frames are designed to carry packs and other touring supplies. The specialty bicycle market encompasses various niche products, including tandem, multi-sport and cyclocross bikes.

     The 59 bicycle models in Cannondale's 1998 model year are distributed in the five major bicycle categories as follows:

                                                           NUMBER OF
                          CATEGORY                        1998 MODELS
    ----------------------------------------------------  -----------
    Mountain Bikes:
      Full Suspension...................................       11
      Front Suspension..................................        8
      Non-Suspended.....................................        7

    Road Bikes:
      Front Suspension..................................        2
      Non-Suspended.....................................       10

    Hybrid..............................................        8       (four front suspension)

    Touring.............................................        4       (one front suspension)

    Specialty:
      Tandem............................................        4       (one front suspension)
      Multi-Sport.......................................        3       (one front suspension)
      Cyclocross........................................        2       (one front suspension)

     The Company's 1998 line of proprietary HeadShok front suspension forks features a total of eight models. Each HeadShok model offers the Company an important point of differentiation from other bicycle manufacturers, virtually all of whose suspension bikes feature the same brand-name forks produced by one of two independent suppliers. In the 1998 model year there are two HeadShok fork models that can be mounted to non-Cannondale frames; prior to 1996, all HeadShok forks functioned with the bicycle's frame as part of an integrated system.

     Like the HeadShok forks, the Company's use of its own CODA brand components on its bicycles helps distinguish its models from those of its competitors. The Company currently offers cranksets (chain rings), pedals, hubs, wheels, brakes, handlebars, handlebar grips and stems, saddles, kickstands and certain other components under the CODA brand name. In addition to providing value-added features exclusive to Cannondale's bicycles, CODA components also provide revenues from aftermarket retail sales.

     In addition to its bicycle, suspension fork and component lines, the Company manufactures and sells bicycle accessories, including bags, shoes, apparel and other accessories, some of which are manufactured for the Company by third parties. These products are sold primarily through the same distribution channels as the Company's bicycles, forks and components.

MARKETING

     The goal of the Company's sales and marketing program is to establish Cannondale as the leading high performance bicycle brand in the specialty bicycle retail channel. The marketing effort is focused on innovation, differentiation, performance and quality leadership; publicity generated from the Company-sponsored professional athletes; and a media campaign designed to attract consumers to specialty bicycle retailers.

     Since 1994, the Volvo/Cannondale mountain bike racing team has made contributions to the product development effort of the Company and served as a major focus of the Company's marketing effort. The Company is leveraging the competitive success of the racing team by using photo images of the athletes in print media, on point-of-sale literature, banners, product packaging and product catalogs. The Company also supports racing programs in other cycling areas, including the New Balance/Cannondale triathlon racing team and the Saeco professional road cycling team.

     The Company's sponsorship of the Saeco team is designed to increase Cannondale's visibility and credibility among the high-end consumers dedicated to road racing. A major force in the Giro d'Italia, Tour de France, CoreStates and other top professional road cycling events, the Saeco team began to compete aboard Cannondale bicycles, and in the Company's cycling apparel, in the spring of 1997.

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

SALES AND DISTRIBUTION

     Cannondale's distribution strategy is to sell its bicycles through specialty bicycle retailers who it believes have the ability to provide knowledgeable sales assistance regarding the technical and performance characteristics of its products and to provide an ongoing commitment to service its bicycles. In 1998, to increase the sales of its clothing and accessory lines, the Company will expand its distribution network to include sport-specialty retailers. The Seated-Sports Technology line primarily will be sold through the same specialty bicycle retailer network as the Company's bicycles. The Company does not sell bicycles through mass merchandisers. A key aspect of the Company's strategy is to align itself with a network of specialty bicycle retailers that can support the Company's growth objectives. When adding new retailers, the Company takes into account a number of factors, including the targeting of certain market areas determined by analyzing various population, demographic and competitive characteristics.

     In the United States and Canada, the Company currently sells bicycles and accessories directly to approximately 1,300 specialty bicycle retailer locations and sells accessories through an additional 400 retailer locations. Generally, the Company's retailers do not have exclusive rights in any territory. For 1998, in addition to a 37 member field-sales force dedicated to selling bicycles and launching the Seated-Sports Technology line, the Company has added a new 17 member field-sales force whose focus it is to sell the clothing, accessory, CODA and HeadShok lines offered by the Company. The Company's 54 member field-sales force contributes to all aspects of customer service, including; marketing the Company's products to retailers, providing retailer assistance and assisting in the Company's accounts receivable management. The account managers also monitor retail sales at the retailer level, enabling the Company to better respond to changes in market demand and to adjust production accordingly

     Substantially all of Cannondale's domestic bicycle retailers participate in the Authorized Retailer Program ("ARP"), in which they place orders for the year and agree to take delivery at predetermined points throughout the year. This program enables retailers to plan their business around the scheduled deliveries and provides freight and pricing discounts, as well as payment terms that generally vary from 30 to 180 days from the date of shipment, depending on the time of year and other factors. Generally, retailers can place additional orders during the year and can adjust their original ARP order as their sales warrant. In addition, the ARP provides the Company with a valuable production planning tool and helps to balance the production schedule. Historically, the Company has received a substantial portion of its orders for the year under the ARP during the first and second fiscal quarters. Orders may be canceled by the retailers without penalty up to 30 days before shipment.

INTERNATIONAL OPERATIONS

     The Company's products are sold in over 60 foreign countries. The Company's activities in Europe, Japan and Australia are conducted through three wholly-owned subsidiaries, Cannondale Europe B.V., Cannondale Japan KK and Cannondale Australia Pty Limited, respectively. Sales in other foreign countries are made by the Company from the United States, through the use of 44 foreign distributors, who sell the Company's products to approximately 680 specialty bicycle retailers overseas. During fiscal 1997, 1996 and 1995,

Cannondale Europe accounted for 41, 37 and 35 percent, respectively, of consolidated net sales, Cannondale Japan accounted for 5, 6 and 6 percent respectively. Cannondale Australia, which was formed in fiscal 1997, accounted for 1 percent of consolidated net sales in 1997.

     Cannondale Europe. Cannondale Europe B.V., based in Oldenzaal, the Netherlands, was formed in 1989. Cannondale Europe assembles bicycles at its Netherlands facilities, using frames and components manufactured by the Company as well as components manufactured by third parties. Cannondale Europe sells bicycles and accessories directly to approximately 1,300 specialty bicycle retailers in Austria, Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom, using locally based employee account managers supervised from the Oldenzaal headquarters. Distributors are used in Greece, Hungary, Poland, Portugal, Turkey, Russia and four republics comprising portions of former Czechoslovakia and Yugoslavia.

     Cannondale Japan. The Company formed Cannondale Japan in fiscal 1992 to undertake direct sales to Japanese specialty bicycle retailers. Cannondale Japan, based in Osaka, imports fully assembled bicycles and a full line of accessories from the Company and various components manufactured by third parties. Cannondale Japan sells bicycles and accessories directly to approximately 300 specialty retailers and sells only accessories to an additional 25 retailers. Cannondale Japan also sells accessories to a Japanese distributor which in turn sells to approximately 200 additional retailers.

     Cannondale Australia. In July 1996, Cannondale Australia Pty Limited ("Cannondale Australia"), a newly formed subsidiary of the Company, purchased substantially all the assets of Beaushan Trading Pty Limited, an Australian bicycle distribution company, to undertake direct sales to Australian specialty bicycle retailers. Cannondale Australia, based in Sydney, imports fully assembled bicycles and a full line of accessories from the Company and various components manufactured by third parties. Cannondale Australia sells bicycles and accessories directly to approximately 110 specialty retailers.

SUPPLIERS

     Aluminum tubing, the primary material employed in the Company's manufacturing operations, is available from a number of domestic suppliers. The Company currently has a supply agreement for aluminum tubing expiring December 31, 1998, with an option to extend the agreement for up to six months for certain products subject to a maximum price increase of 4%. The Company believes that the termination of its current agreement would not have a significant impact on the availability of aluminum tubing. Cannondale purchases most of its components from Japanese, Taiwanese and United States OEM suppliers. Purchases from Japanese component manufacturers are made through Cannondale Japan. The Company's largest component supplier is Shimano, which was the source of approximately 19 percent of the Company's total inventory purchases in fiscal 1997. The Company has few long-term agreements with its major component manufacturers, and has no long-term agreement with Shimano. Although the Company believes it has established close relationships with the principal suppliers of these components, the Company's future success will depend upon its ability to maintain such relationships, which may be terminated by such suppliers on short notice, or to substitute new suppliers without interruption of supply.

PATENTS AND TRADEMARKS

     The Company holds 49 United States patents relating to various products, processes or designs with expiration dates ranging from 1997 to 2015. The Company focuses its attention in this area on obtaining patent protection for the Company's core technologies and seeks broad coverage to protect its position in the industry. The Company believes that its patented technology is a reflection of its success in product innovation and that, collectively, its patents enhance its ability to compete. However, in light of the nature of innovation in the bicycle industry, the Company does not believe that the loss of any one of its patents, or the expiration of any of its current patents, would have a material adverse effect on the Company's business or results of operations.

     The Company holds numerous United States trademarks, covering the CANNONDALE, CODA and HeadShok names and the names of a variety of products and components. The CANNONDALE and CODA trademarks are also registered in Cannondale's significant foreign markets. The Company believes its

CANNONDALE trademarks have strong brand name recognition in the bicycle and accessory markets, which the Company believes is a significant competitive factor.

SEASONALITY

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

COMPETITION

     Competition in the high performance segment of the bicycle industry is based primarily on perceived value, brand image, performance features, product innovation and price. Competition in foreign markets may also be affected by duties, tariffs, taxes and the effect of various trade agreements, import restrictions and exchange rates. The worldwide market for bicycles and accessories is extremely competitive, and the Company faces competition from a number of manufacturers in each of its product lines. A number of the Company's competitors are larger and have greater resources than the Company. The Company competes on the basis of the breadth and quality of its product line, the development of an effective specialty retailer network and its brand recognition.

RESEARCH AND DEVELOPMENT

     Cannondale's product development is directed at making bicycles lighter, stronger, faster and more comfortable. It is the objective of the research and development group, with the assistance of the Company's race teams, and in particular the Volvo/Cannondale mountain bike racing team, which provide significant feedback from the field, to design and deliver innovative products to further the Company's efforts to position itself as an innovation leader. The Company's research and development efforts have resulted in design and production systems that allow the Company to compress the time between concept and production. The Company believes that its research and development efforts have benefited from efficiencies realized through the use of computer-aided design tools and increased integration of the design and production processes. In addition, the Company's collaboration with the Volvo/Cannondale mountain bike racing team has led to the development of several competitive new products, including the electronic active damper, the Free-Ride fork and the Moto 150 downhill fork, as well as refinement of the Company's existing products. These developments, together with the development of the Raven and the Seated-Sports Technology line, exemplify the commitment by the Company to continue to invest in developing design, product and process technologies. The Company invested $3.6 million, $2.8 million and $1.8 million on research and development during fiscal years 1997, 1996 and 1995, respectively.

ENVIRONMENTAL MATTERS

     The Company is subject to all applicable federal, state and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does not believe that compliance with these regulations has an adverse effect upon its business.

     A portion of the Company's Bedford, Pennsylvania property acquired in 1992 was the subject of a groundwater monitoring program, stemming from the removal, prior to Cannondale's acquisition of the property, of certain underground storage tanks. The Company received a waiver from the Department of Environmental Protection that provided for the cessation of this program. During the program, no groundwater contamination was indicated in the sampling results. In the unanticipated event that the situation surrounding this matter could change, and conditions requiring remediation were discovered, the costs of such remediation could have a material adverse effect on the Company's financial condition.

EMPLOYEES

     As of June 28, 1997, the Company employed a total of 762 full time employees in the United States, Cannondale Europe employed 128 full time employees, Cannondale Japan employed 20 full time employees, and Cannondale Australia employed 6 full time employees.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     Please refer to Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

ITEM 2.  PROPERTIES.

     The Company's headquarters are currently located in Georgetown, Connecticut. In 1997, the Company sold the existing headquarters facility for approximately $1.7 million, purchased land, and is in the process of constructing a new corporate headquarters and research and development facility, located approximately 10 miles from the existing headquarters. The existing headquarters contain 15,900 square feet on a three-acre site. The facility houses senior corporate management; financial and accounting staffs; marketing and sales; design and research and development; management information systems and purchasing. In connection with the construction of a new corporate headquarters and research and development facility, the Company will continue to occupy the existing facility on a month-to-month lease pending its relocation into the new headquarters. The Company anticipates that it will move to the new headquarters by the end of 1997. The Company anticipates that the cost of the new facility (approximately $3.9 million) will be paid for with the proceeds from the sale of the existing headquarters, proceeds of a loan from the Connecticut Development Authority ("CDA") and borrowings under the Company's current credit facilities.

     Cannondale has manufacturing facilities in Bedford, Pennsylvania and Philipsburg, Pennsylvania. The Bedford plant contains 125,000 square feet on 23 acres and is the main production facility for bicycles and clothing, and also houses customer service. The Philipsburg plant consists of 40,000 square feet on 12 acres and houses the production of accessories, some clothing and bike sub-assemblies. In connection with the financing of the facilities, the sites are held in the names of local development agencies and are occupied by the Company pursuant to installment sales agreements. The Company makes monthly payments which will fully amortize the financing from the local agencies and additional financing provided by the Pennsylvania Industrial Development Authority ("PIDA"). Upon final amortization (2009 for Bedford, 2010 for Philipsburg), title to the properties will be conveyed to the Company and PIDA's mortgages on the properties will be released. The Company is currently constructing an addition to the Bedford facility of up to 40,000 square feet. The additional space will be used for warehousing and expanded production. The project is expected to cost approximately $5.4 million, of which approximately 40% will be financed by the same agencies which have previously provided financing for the Bedford facility.

     Cannondale Europe owns a 54,200 square foot facility in Oldenzaal, the Netherlands, which houses administrative and sales offices, a bicycle assembly plant and warehouse. Cannondale Europe's property provides additional space for further expansion. Cannondale Japan and Cannondale Australia lease a total of 5,940 and 2,500 square feet of office and warehouse space, respectively.

     The Company believes that its present facilities are in good condition and, upon completion of the planned construction projects, will be suitable for the Company's operations and will provide sufficient capacity to meet the Company's anticipated requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company currently and from time to time is involved in product liability lawsuits and other litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on the results of operations, cash flow or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the Company's 1997 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning executive officers and other key members of management of the Company.

             NAME               AGE                            POSITION
------------------------------  ---     ------------------------------------------------------
Joseph S. Montgomery..........  56      Chairman, President, Chief Executive Officer, Director
William A. Luca...............  54      Vice President of Finance, Treasurer, Chief Financial
                                        Officer, Director
Richard J. Resch..............  54      Vice President of Technology Development, Director
Daniel C. Alloway.............  37      Vice President of Sales -- United States, Vice
                                        President of European Operations
Leonard J. Konecny............  54      Vice President of Purchasing
John P. Moriarty..............  53      Assistant Treasurer, Director of Accounting
Mario M. Galasso..............  31      Vice President of Product Development

     Joseph S. Montgomery founded Cannondale in 1971 and has been its Chairman, President and Chief Executive Officer and a director since its formation. Mr. Montgomery is the father of James Scott Montgomery, who is also a director of the Company.

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

     Daniel C. Alloway has held a number of positions since joining Cannondale in 1982, including Vice President of Sales -- United States and Vice President of European Operations (March 1994 to the present), Managing Director of Cannondale Europe (1992 to 1994), Director of Sales and Marketing (1990 to 1992) and National Sales Manager (1987 to 1990).

     Leonard J. Konecny joined Cannondale in 1994 as Vice President of Purchasing. From 1988 to 1994 he was Director of Materials for General Signal Building Systems (Dual-Lite and Edwards divisions), responsible for the materials and purchasing functions.

     John P. Moriarty joined Cannondale in 1993 as Assistant Treasurer and Director of Accounting. From 1990 to 1993 he was Controller of Cuno, Inc., a manufacturer of fluid filtration products. Between 1981 and 1989 he was employed by Dual-Lite, Inc., as Vice President -- Finance (1983 to 1989) and Controller (1981 to 1983).

     Mario M. Galasso joined Cannondale in 1991 as a Project Engineer. He served as the Manager of Research and Development from 1994 to 1996. Mr. Galasso currently serves as the Vice President of Product Development.

     Each of the officers of the Company is appointed by and serves at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     The Company's Common Stock began trading on the Nasdaq National Market on November 16, 1994, under the symbol BIKE. The following table sets forth for the periods indicated the high and low sale prices per share for the Common Stock.

                                                                            HIGH      LOW
                                                                           ------    ------
    FISCAL 1996
      First Quarter (7/2/95 to 9/30/95)..................................   19.50     13.25
      Second Quarter (10/1/95 to 12/30/95)...............................   17.63     13.50
      Third Quarter (12/31/95 to 3/30/96)................................   18.75     13.75
      Fourth Quarter (3/31/96 to 6/29/96)................................   25.75     17.75
    FISCAL 1997
      First Quarter (6/30/96 to 9/28/96).................................   23.75     17.63
      Second Quarter (9/29/96 to 12/28/96)...............................   25.75     17.75
      Third Quarter (12/29/96 to 3/29/97)................................   27.25     17.50
      Fourth Quarter (3/30/97 to 6/28/97)................................   22.25     15.00

     As of September 19, 1997, there were approximately 263 stockholders of record of the Common Stock, excluding beneficial owners holding shares through nominee names. Based on information available to it, the Company believes it had more than 5,500 beneficial owners of its Common Stock as of such date.

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

                                           TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS   TWELVE MONTHS    TEN MONTHS
                                           ENDED JUNE 28,   ENDED JUNE 29,   ENDED JULY 1,   ENDED JULY 2,   ENDED JULY 3,
                                                1997             1996            1995            1994           1993(6)
                                           --------------   --------------   -------------   -------------   -------------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales................................     $162,496         $145,976        $ 122,081       $ 102,084        $80,835
Cost of sales............................      101,334           92,804           79,816          72,083         59,429
                                              --------         --------        ---------       ---------        -------
Gross profit.............................       61,162           53,172           42,265          30,001         21,406
                                              --------         --------        ---------       ---------        -------
Expenses:
  Selling, general and administrative....       35,707           32,577           27,023          22,290         19,615
  Research and development...............        3,576            2,837            1,751           1,317          1,105
  Stock option compensation..............           --               --               --           2,046             --
  Agent and distributor termination
    costs................................           --               --               --              --            271
                                              --------         --------        ---------       ---------        -------
Total operating expenses.................       39,283           35,414           28,774          25,653         20,991
                                              --------         --------        ---------       ---------        -------
Operating income.........................       21,879           17,758           13,491           4,348            415
                                              --------         --------        ---------       ---------        -------
Other income (expense):
  Interest expense.......................       (1,574)          (2,224)          (3,929)         (4,460)        (4,177)
  Other income...........................          843              414               24             324            828
                                              --------         --------        ---------       ---------        -------
Total other income (expense).............         (731)          (1,810)          (3,905)         (4,136)        (3,349)
                                              --------         --------        ---------       ---------        -------
Income (loss) before income taxes and
  extraordinary item.....................       21,148           15,948            9,586             212         (2,934)
Income tax expense.......................       (7,642)          (5,802)          (1,353)           (791)          (179)
                                              --------         --------        ---------       ---------        -------
Income (loss) before extraordinary
  item...................................       13,506           10,146            8,233            (579)        (3,113)
Extraordinary item, net of income
  taxes(1)...............................           --               --             (685)             --           (464)
                                              --------         --------        ---------       ---------        -------
Net income (loss)........................       13,506           10,146            7,548            (579)        (3,577)
Accumulated preferred stock
  dividends(2)...........................           --               --             (400)         (1,008)            --
                                              --------         --------        ---------       ---------        -------
Income (loss) applicable to common shares
  and equivalents........................     $ 13,506         $ 10,146        $   7,148       $  (1,587)       $(3,577)
                                              ========         ========        =========       =========        =======
PER COMMON SHARE:
Income (loss) before extraordinary
  item(3)................................     $   1.51         $   1.18        $    1.18       $    (.37)       $  (.73)
Net income (loss)........................     $   1.51         $   1.18        $    1.08       $    (.37)       $  (.83)
Weighted average common shares and common
  equivalent shares outstanding(4).......        8,916            8,597            6,606           4,246          4,291

                                              JUNE 28,         JUNE 29,         JULY 1,         JULY 2,         JULY 3,
                                                1997             1996           1995(5)          1994            1993
                                           --------------   --------------   -------------   -------------   -------------
BALANCE SHEET DATA:
Working capital..........................     $ 77,196         $ 62,032        $  40,304       $   6,366        $ 6,107
Total assets.............................      127,284          109,945           84,008          67,870         65,245
Subordinated debt........................           --               --               --           9,179          9,323
Total long-term debt and subordinated
  debt, excluding current portion........       20,319           13,114           23,593          16,174         17,195
Preferred stock..........................           --               --               --           6,718          6,718
Total stockholders' equity, including
  preferred stock........................       81,621           68,294           36,088           9,640          8,220

---------------
(1) Extraordinary items consist of the costs relating to early extinguishment of debt, net of applicable tax benefit, if any.
(2) Reflects preferred stock dividends accumulated during the fiscal period. All cumulative preferred stock dividends were paid in fiscal 1995 at the time of the redemption of the preferred stock in connection with the Company's initial public offering.
(3) No cash dividends were declared or paid on the Common Stock during any of these periods.
(4) Shares underlying options granted during fiscal 1994, despite being antidilutive, are treated as outstanding for fiscal 1994 and all prior periods, using the treasury stock method in accordance with Staff Accounting Bulletin 83 of the Securities and Exchange Commission. Weighted average number of shares outstanding in fiscal 1995 reflects the issuance of 2,300,000 shares of Common Stock in connection with the Company's initial public offering. Weighted average number of shares outstanding in 1996 reflects the issuance of 1,366,666 shares of common stock in connection with a public offering in fiscal 1996.
(5) Certain fiscal 1995 amounts have been reclassified to conform to the fiscal 1997 presentation.
(6) In 1993, the Company changed its fiscal year to the Saturday closest to June 30th.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations data expressed as a percentage of net sales.

                                                                               FISCAL
                                                                      -------------------------
                                                                      1997      1996      1995
                                                                      -----     -----     -----
Net sales...........................................................  100.0%    100.0%    100.0%
Cost of sales.......................................................   62.4      63.6      65.4
                                                                      -----     -----     -----
Gross profit........................................................   37.6      36.4      34.6
                                                                      -----     -----     -----
Expenses:
  Selling, general and administrative...............................   22.0      22.3      22.1
  Research and development..........................................    2.2       1.9       1.4
                                                                      -----     -----     -----
Total operating expenses............................................   24.2      24.2      23.5
                                                                      -----     -----     -----
Operating income....................................................   13.4      12.2      11.1
                                                                      -----     -----     -----
Other income (expense):
  Interest expense..................................................   (1.0)     (1.5)     (3.2)
  Other income......................................................    0.5       0.3        --
                                                                      -----     -----     -----
Total other income (expense)........................................   (0.5)     (1.2)     (3.2)
                                                                      -----     -----     -----
Income before income taxes and extraordinary item...................   12.9      11.0       7.9
Income tax expense..................................................   (4.7)     (4.0)     (1.1)
                                                                      -----     -----     -----
Income before extraordinary item....................................  8.2..       7.0       6.8
Extraordinary item, net of income taxes.............................     --        --      (0.6)
                                                                      -----     -----     -----
Net income..........................................................    8.2%      7.0%      6.2%
                                                                      =====     =====     =====

COMPARISON OF FISCAL 1997, 1996 AND 1995

     Net Sales. Net sales increased to $162.5 million in fiscal 1997, from $146.0 million in 1996 and $122.1 million in 1995. The increase in net sales over these periods is primarily due to expansion of the Company's specialty bicycle retailer network and growth in sales to existing specialty retailers. Over the last three years, the number of specialty retailer locations has increased to over 3,700 at the end of fiscal 1997 from approximately 3,400 at the end of 1995. The increase in sales to existing specialty retailers is attributable to the increase in the number of bicycle models offered from 50 models in fiscal 1995, to 57 models in 1997, as well as an increase in clothing sales and proprietary aftermarket componentry sold under the CODA and HeadShok brand names. The increase in sales in fiscal 1997 was offset by the effect of a stronger U.S. dollar relative to the Dutch guilder and Japanese yen compared to the prior-year periods. Net sales reported by Cannondale USA were $85.5 million in fiscal 1997, $83.2 million in fiscal 1996 and $71.7 million in 1995. Net sales reported by Cannondale Europe increased to $67.0 million in fiscal 1997, from $53.6 million in fiscal 1996 and $42.5 million in 1995. The Company attributes this growth primarily to increased sales to existing foreign retailers and increased sales in non-bike categories. Net sales of Cannondale Japan decreased to $7.9 million in fiscal 1997 from $9.2 million in fiscal 1996, and were the same as the $7.9 million in 1995. The majority of the decrease in sales by Cannondale Japan during fiscal 1997 is attributable to the strength of the U.S. dollar compared to the Japanese yen during fiscal 1997. Net sales of Cannondale Australia were $2.1 million in fiscal 1997. Based on the Company's relative market share within the domestic and international markets, management anticipates that international sales will continue to increase as a percentage of total sales in the future.

     Gross Profits. Gross profit as a percentage of net sales has increased to 37.6% in fiscal 1997, from 36.4% in 1996 and 34.6% in 1995. The improved gross margin reflects a more favorable product mix, with higher-end, higher-margin full suspension bicycles representing a larger portion of overall sales, growth in the Company's international markets, cost-reduction programs and the Company's continued integration of proprietary technology through the use of Cannondale bicycle frames, CODA components and HeadShok suspension systems.

     Operating Expenses. Selling, general and administrative expenses increased to $35.7 million in fiscal 1997, from $32.6 million in fiscal 1996 and $27.0 million in 1995. Increases in selling, general and administrative expenses are directly associated with the increased sales, and additional personnel, advertising and marketing costs required to support the Company's growth. As a percentage of net sales, selling, general and administrative expenses remained fairly constant at 22.0%, 22.3% and 22.1% in fiscal 1997, 1996 and 1995, respectively.

     Research and development expenses have increased to $3.6 million in fiscal 1997, from $2.8 million in fiscal 1996 and $1.8 million in 1995, reflecting the Company's commitment to improvement of its current products and the generation of new products and manufacturing processes. The increase in spending during fiscal 1997 was primarily attributable to the expansion of the Company's product lines: the development of the Raven manufacturing process, the product and process development of the Seated-Sports Technology line and expansion of the CODA components product line. In addition, the Company has continued to integrate the Volvo/Cannondale mountain bike racing team into its research and development efforts, allowing regular testing of both prototype and finished production models.

     Interest Expense. Interest expense decreased to $1.6 million in fiscal 1997, from $2.2 million in 1996 and $3.9 million in 1995, due to lower borrowing levels resulting from repayment of debt with the net proceeds of the Company's initial public offering of Common Stock in November 1994 and a second offering in September 1995. The decrease in interest expense also reflects the lower interest rates negotiated as a result of the Company's improved performance and capitalization. In addition, during fiscal 1997, a portion of the Company's outstanding borrowings were denominated in Dutch guilders and Japanese yen, which offered significantly lower borrowing rates than U.S. dollar borrowings.

     Other Income (Expense). Other income (expense) primarily consists of finance charges relating to accounts receivable, which totaled $810,000, $552,000 and $295,000 for fiscal 1997, 1996 and 1995, respectively. The remaining balance consists primarily of foreign currency gains (losses) of $33,000, ($138,000), and ($271,000) for fiscal 1997, 1996 and 1995, respectively.

     Income Tax Expense. Income tax expense increased to $7.6 million in fiscal 1997, from $5.8 million in fiscal 1996, and $1.4 million in 1995, which reflects the Company's increasing profitability. In fiscal 1995, income tax expense was affected by a $3.0 million reduction in the valuation allowance previously provided against the Company's net deferred tax assets. In accordance with FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," net deferred tax assets are not recognized when a company has cumulative losses in recent years. However, as a result of its continued profitability, the Company believes it is more likely than not that U.S. operations will generate sufficient taxable income to realize the benefits of these deferred tax assets. See Note 5 of Notes to Consolidated Financial Statements.

SELECTED QUARTERLY FINANCIAL DATA; SEASONALITY

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

                                                                  FOR THE QUARTER ENDED
                        ---------------------------------------------------------------------------------------------------------
                        JUNE 28,   MARCH 29,   DECEMBER 28,   SEPTEMBER 28,   JUNE 29,   MARCH 30,   DECEMBER 30,   SEPTEMBER 30,
                          1997       1997          1996           1996          1996       1996          1995           1995
                        --------   ---------   ------------   -------------   --------   ---------   ------------   -------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                       (UNAUDITED)
Net sales.............  $ 42,093    $48,229      $ 41,294        $30,880      $ 39,008    $45,050      $ 35,069        $26,849
Cost of sales.........    26,588     28,698        25,396         20,652        24,645     27,511        21,889         18,759
                        --------    -------      --------        -------      --------    -------      --------        -------
Gross profit..........    15,505     19,531        15,898         10,228        14,363     17,539        13,180          8,090
                        --------    -------      --------        -------      --------    -------      --------        -------
Expenses:
  Selling, general and
    administrative....     8,481      9,436         9,451          8,339         8,693      9,233         8,020          6,631
  Research and
    development.......       968        946           905            757           687        667           828            656
                        --------    -------      --------        -------      --------    -------      --------        -------
Total operating
  expenses............     9,449     10,382        10,356          9,096         9,380      9,900         8,848          7,287
                        --------    -------      --------        -------      --------    -------      --------        -------
Operating income......     6,056      9,149         5,542          1,132         4,983      7,639         4,332            803
Other income
  (expense)...........       219       (253)         (322)          (375)          (22)      (651)         (637)          (499)
                        --------    -------      --------        -------      --------    -------      --------        -------
Income before income
  taxes...............     6,275      8,896         5,220            757         4,961      6,988         3,695            304
Income tax expense....    (1,963)    (3,344)       (2,067)          (268)       (1,457)    (2,764)       (1,471)          (110)
                        --------    -------      --------        -------      --------    -------      --------        -------
Net income............  $  4,312    $ 5,552      $  3,153        $   489      $  3,504    $ 4,224      $  2,224        $   194
                        ========    =======      ========        =======      ========    =======      ========        =======
Income per share......  $    .48    $   .62      $    .35        $   .05      $    .39    $   .48      $    .25        $   .03

     The Company's results fluctuate from quarter to quarter as a result of a number of factors, including product mix, the timing and number of new retailer openings, the timing of shipments and new product introductions, and the effect of adverse weather conditions on consumer purchases. In addition, the Company's business is highly seasonal due to consumer spending patterns, which in turn affect dealer delivery preferences, resulting in more shipments and significantly stronger results in the third and fourth fiscal quarters (January through June). The third and fourth fiscal quarters together accounted for 56% and 57% of the Company's total net sales in fiscal 1997 and 1996, respectively. Although sales orders are received throughout the course of the year, shipments are concentrated in the third and fourth fiscal quarters. Beginning in fiscal 1996, in an effort to reduce the seasonality of its shipments and to smooth the production process, the Company, through its ARP, provided incentives for retailers to take delivery of a higher percentage of their annual bicycle order in the first fiscal quarter.

     The Company's gross margins fluctuate primarily according to product mix, the cost of materials and the timing of product price adjustments and markdowns. Although some operating expenses are variable with sales, most expenses are incurred evenly throughout the year. As a result, the third and fourth fiscal quarters accounted for 70% and 71% of the operating income for fiscal 1997 and 1996, respectively. It is unlikely that this seasonal pattern will change significantly in the future. While the Company was successful in reducing the impact of the seasonality in the first quarters of fiscal 1997 and 1996, achieving slightly profitable performance, the Company in the past has incurred, and may in the future incur, operating losses in the first fiscal quarter, as the business remains highly seasonal.

LIQUIDITY AND CAPITAL RESOURCES

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

     In June 1997, the Company entered into an unsecured, multicurrency revolving credit facility which serves as the Company's principal source of working capital funding. The Company used the proceeds from the multi-currency revolving credit facility to refinance its domestic revolving line of credit and domestic term loan. The credit facility, which extends to June 2000, allows the Company, Cannondale Europe and Cannondale Japan to borrow up to $50,000,000. The credit facility includes a provision that permits the Company to borrow up to $7,500,000 on a short-term basis (less than 30 days). The Company has the option to borrow at the following rates: (1) a variable rate that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points; (2) a short-term market rate that is an offered rate per annum quoted by the bank; or (3) the LIBOR (London Interbank Offered Rate) applicable to the currency borrowed plus an interest rate margin ("LIBOR margin"). The LIBOR margin (ranging from 30.0 to 75.0 basis points) is determined quarterly based upon predetermined performance criteria. The Company is obligated to pay a facility fee (ranging from 15.0 to 25.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. As a result of the seasonality of the Company's business and payment terms, which typically vary between 30 and 180 days from the date of shipment (depending on time of year and other factors), borrowings under the Company's and subsidiaries' credit facilities typically reach their highest level near the end of the third fiscal quarter and are typically at their lowest level near the end of the first fiscal quarter. The Company's credit facility contains restrictive and financial covenants relating to, among other things, the maintenance of minimum levels of capitalization, interest coverage and tangible net worth. The Company is currently in compliance with all restrictive and financial covenants.

     Cannondale Europe and Cannondale Japan each maintains a separate credit facility for short-term borrowings. In June 1997, Cannondale Europe entered into a new multicurrency credit arrangement, which allows Cannondale Europe to borrow up to $10,000,000 on a short-term basis. The interest rate on outstanding borrowings is a market rate, applicable to the borrowed currencies, plus 1.5% with a minimum rate of 3.5%. The credit arrangement contains no specific expiration date, and may be terminated by either Cannondale Europe or the lender, at any time. Cannondale Japan has an unsecured revolving credit facility for up to 155,000,000 Japanese yen (approximately $1.4 million at June 28, 1997). Approximately $200,000 and $800,000 of principal amount was outstanding under the Dutch and Japanese facilities, respectively, at June 28, 1997. The Dutch and Japanese facilities are guaranteed by the Company.

     Net cash provided by (used in) operating activities was $4.4 million, ($6.8 million), and ($2.0 million) in fiscal 1997, 1996 and 1995, respectively. The principal uses of cash in operating activities over the three-year period were to support the increased investment in accounts receivable and inventories associated with the Company's growth in sales. Cash provided by operating activities in fiscal 1997 is primarily attributable to the increased profitability of the Company and leveling of inventory growth compared to the prior-year period when the Company initiated a strategy to maintain higher inventory levels to capitalize on its flexible manufacturing capabilities.

     Capital expenditures were $9.8 million, $3.0 million and $2.4 million in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, the majority of these expenditures ($5.6 million) related to the construction of a new corporate headquarters and research and development facility in Bethel, Connecticut (anticipated total cost of $3.9 million) and the expansion of the Company's production facility in Bedford, Pennsylvania (anticipated total cost of $5.4 million). The cost of the corporate headquarters and research and development facility was partially funded with the proceeds from the sale of the Company's current headquarters facility ($1.7 million), and from CDA financing of up to $1.6 million. The Company has also received approval from CDA for financing up to $337,500 for research and development equipment to be acquired in conjunction with the new facilities. It is expected that 40% of the total cost of the Bedford plant addition will be financed through the Pennsylvania Industrial Development Authority at interest rates of approximately 3.75%. The

Company plans to spend the remaining $3.7 million in fiscal 1998 on these facilities. The balance of capital expenditures principally represents investments in manufacturing equipment and facilities to support increases in production volume.

     The Company enters into forward contracts to purchase and sell U.S., European, and Japanese currencies to reduce exposures to foreign currency risk. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange, at maturity, various currencies for U.S. dollars, Dutch guilders and Japanese yen at rates agreed to at inception of the contracts. The Company does not hold foreign currency forward contracts for trading purposes. Deferred gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are included in prepaid expenses and other current assets and are recognized when the offsetting gains and losses are recognized on the related transaction. The net losses explicitly deferred at June 28, 1997 and June 29, 1996, respectively, were not significant. Gains and losses on foreign currency transactions that do not satisfy the accounting requirements of an effective hedge are reported currently as other income or expense. See Note 10 of Notes to Consolidated Financial Statements.

     In September 1997, the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock at an aggregate price not to exceed $20 million. Purchases by the Company may be made from time to time in the open market or in private transactions. The repurchase program may be suspended or discontinued at any time. Shares repurchased by the Company will be available for general corporate purposes, including issuance upon exercise of stock options. In order to accommodate the capital requirements of the repurchase program, in September 1997, the Company and the lender have agreed to amend the Company's revolving credit facility to allow the Company and its subsidiaries to borrow up to $70,000,000. The proposed amendment to the revolving credit facility includes adjustments to specified levels of tangible net worth and cash flow levels that the Company must maintain.

     The Company expects that cash flow generated by its operations and borrowings under the revolving credit facilities will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 regarding directors is incorporated by reference to the information appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information required by Item 10 regarding executive officers appears under the caption "Executive Officers of the Registrant" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1997 Annual

Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS.

    Index to Consolidated Financial Statements
    Report of Independent Auditors
    Consolidated Balance Sheets as of June 28, 1997 and June 29, 1996
    Consolidated Statements of Earnings for the years ended June 28, 1997,
      June 29, 1996 and July 1, 1995
    Consolidated Statements of Stockholders' Equity for the years ended June
      28, 1997, June 29, 1996 and July 1, 1995
    Consolidated Statements of Cash Flows for the years ended June 28, 1997,
      June 29, 1996 and July 1, 1995
    Notes to Consolidated Financial Statements
    (A)(2) FINANCIAL STATEMENT SCHEDULE.
    Report of Independent Auditors on Financial Statement Schedule
    Schedule II -- Valuation and Qualifying Accounts

     All other financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(A)(3) EXHIBITS.

10.1.8   --  $50,000,000 Credit Agreement dated as of June 9, 1997 among the Company, certain subsidiaries of the Company and NationsBank, N.A. as Administrative Agent,
             Fronting Bank and Swingline Bank and ABN Amro Bank N.V., New York Branch, as
             Documentation Agent and Syndication Agent.
10.1.9   --  $10,000,000 Umbrella Arrangement Agreement dated May 28, 1997 between Cannondale
             Europe, B.V.
11       --  Computation of Earnings Per Share.
21       --  Subsidiaries of the Registrant.
23       --  Consent of Independent Auditors.
27       --  Financial Data Schedule.

     THE COMPANY UNDERTAKES TO PROVIDE A COPY OF ANY OF THE FOREGOING EXHIBITS TO ANY COMPANY STOCKHOLDER OF RECORD ON OCTOBER 4, 1997. REQUESTS SHOULD BE MADE IN WRITING TO THE COMPANY AT 9 BROOKSIDE DRIVE, GEORGETOWN, CONNECTICUT 06829,
ATTN: INVESTOR RELATIONS, AND SHOULD BE ACCOMPANIED BY PAYMENT OF $10.00 PER EXHIBIT, TO COVER THE COMPANY'S EXPENSES IN PROVIDING SUCH EXHIBIT(S).

(B) REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CANNONDALE CORPORATION

September 26, 1997                        By: /s/    WILLIAM A. LUCA

                                            ------------------------------------
                                                      William A. Luca
                                                 Vice President of Finance,
                                               Treasurer and Chief Financial
                                                           Officer,

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  -------------------

         /s/ JOSEPH S. MONTGOMERY           Chairman, President, Chief      September 26, 1997
------------------------------------------    Executive Officer and
           Joseph S. Montgomery               Director (Principal
                                              Executive Officer)

           /s/ WILLIAM A. LUCA              Vice President of Finance,      September 26, 1997
------------------------------------------    Treasurer, Chief Financial
             William A. Luca                  Officer, and Director
                                              (Principal Financial
                                              Officer)

                                            Vice President of Technology
------------------------------------------    Development and Director
             Richard J. Resch

           /s/ JOHN P. MORIARTY             Assistant Treasurer, Director   September 26, 1997
------------------------------------------    of Accounting (Principal
             John P. Moriarty                 Accounting Officer)

                                            Director
------------------------------------------
             John H.T. Wilson

                                            Director
------------------------------------------
            Tarek Abdel-Meguid

            /s/ MICHAEL CARTER              Director                        September 26, 1997
------------------------------------------
              Michael Carter

          /s/ MICHAEL J. STIMOLA            Director                        September 26, 1997
------------------------------------------
            Michael J. Stimola

         /s/ JAMES S. MONTGOMERY            Director                        September 26, 1997
------------------------------------------
           James S. Montgomery

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.........................................................   F-2

Consolidated Balance Sheets as of June 28, 1997 and June 29, 1996......................   F-3
Consolidated Statements of Operations for the years ended June 28, 1997, June 29, 1996,
  and July 1, 1995.....................................................................   F-4
Consolidated Statements of Stockholders' Equity for the years ended June 28, 1997, June
  29, 1996, and July 1, 1995...........................................................   F-5
Consolidated Statements of Cash Flows for the years ended June 28, 1997, June 29, 1996,
  and July 1, 1995.....................................................................   F-6
Notes to Consolidated Financial Statements.............................................   F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cannondale Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Cannondale Corporation and subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended June 28, 1997, June 29, 1996 and July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cannondale Corporation and subsidiaries at June 28, 1997 and June 29, 1996, and the consolidated results of their operations and their cash flows for the years ended June 28, 1997, June 29, 1996 and July 1, 1995, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 11, 1997

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JUNE 28,     JUNE 29,
                                                                           1997         1996
                                                                         --------     --------
ASSETS
Current assets:
  Cash.................................................................  $  5,521     $  4,305
  Trade accounts receivable, less allowances of $6,432 and $5,238......    61,272       52,027
  Inventory............................................................    30,105       30,526
  Deferred income taxes................................................     2,623        2,041
  Prepaid expenses and other current assets............................     2,386        1,154
                                                                         --------     --------
Total current assets...................................................   101,907       90,053
Property, plant and equipment..........................................    23,105       18,527
Other assets...........................................................     2,272        1,365
                                                                         --------     --------
Total assets...........................................................  $127,284     $109,945
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $ 12,330     $ 12,431
  Revolving credit advances............................................     1,022        4,756
  Income taxes payable.................................................     2,946        1,845
  Other accrued expenses...............................................     3,916        2,942
  Accrued warranty expense.............................................     2,085        2,101
  Payroll and other employee related benefits..........................     1,850        2,266
  Current installments of long-term debt...............................       562        1,680
                                                                         --------     --------
Total current liabilities..............................................    24,711       28,021
Long-term debt, less current installments..............................    20,319       13,114
Deferred income taxes..................................................       339          235
Other noncurrent liabilities...........................................       294          281
                                                                         --------     --------
Total liabilities......................................................    45,663       41,651
                                                                         --------     --------
Stockholders' equity:
  Common Stock, $.01 par value:
     Authorized shares -- 18,000,000
     Issued and outstanding shares -- 8,687,615 and 8,611,715..........        87           86
  Additional paid-in capital...........................................    56,860       55,965
  Retained earnings....................................................    26,053       12,547
  Cumulative translation adjustment....................................    (1,379)        (304)
                                                                         --------     --------
     Total stockholders' equity........................................    81,621       68,294
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $127,284     $109,945
                                                                         ========     ========

                            See accompanying notes.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            JUNE 28,       JUNE 29,       JULY 1,
                                                              1997           1996           1995
                                                           ----------     ----------     ----------
Net sales................................................   $162,496       $145,976       $122,081
Cost of sales............................................    101,334         92,804         79,816
                                                            --------       --------       --------
Gross profit.............................................     61,162         53,172         42,265
                                                            --------       --------       --------
Expenses:
  Selling, general and administrative....................     35,707         32,577         27,023
  Research and development...............................      3,576          2,837          1,751
                                                            --------       --------       --------
                                                              39,283         35,414         28,774
                                                            --------       --------       --------
Operating income.........................................     21,879         17,758         13,491
                                                            --------       --------       --------
Other income (expense):
  Interest expense.......................................     (1,574)        (2,224)        (3,929)
  Other income...........................................        843            414             24
                                                            --------       --------       --------
                                                                (731)        (1,810)        (3,905)
                                                            --------       --------       --------
Income before income taxes and extraordinary item........     21,148         15,948          9,586
Income tax expense.......................................     (7,642)        (5,802)        (1,353)
                                                            --------       --------       --------
Income before extraordinary item.........................     13,506         10,146          8,233
Extraordinary item:
  Loss from early extinguishment of debt, net of income
     taxes...............................................         --             --           (685)
                                                            --------       --------       --------
Net income...............................................     13,506         10,146          7,548
Accumulated preferred stock dividends....................         --             --           (400)
                                                            --------       --------       --------
Income applicable to common shares and equivalents.......   $ 13,506       $ 10,146       $  7,148
                                                            ========       ========       ========
Primary income per share:
  Income before extraordinary item.......................   $   1.51       $   1.18       $   1.18
  Extraordinary item.....................................         --             --           (.10)
                                                            --------       --------       --------
  Net income.............................................   $   1.51       $   1.18       $   1.08
                                                            ========       ========       ========
Fully diluted income per share:
  Income before extraordinary item.......................   $   1.51       $   1.17       $   1.18
  Extraordinary item.....................................         --             --           (.10)
                                                            --------       --------       --------
  Net income.............................................   $   1.51       $   1.17       $   1.08
                                                            ========       ========       ========

                            See accompanying notes.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                       SERIES A
                                    PREFERRED STOCK        COMMON STOCK       ADDITIONAL    RETAINED    CUMULATIVE
                                   -----------------    ------------------     PAID-IN      EARNINGS    TRANSLATION
                                   SHARES     VALUE      SHARES      VALUE     CAPITAL      (DEFICIT)   ADJUSTMENT      TOTAL
                                   ------     ------    ---------    -----    ----------    --------    -----------    -------
Balance at July 2, 1994..........  6,718      $6,718    3,843,349     $38      $  7,874     $(5,147)      $   157      $ 9,640
  Net income.....................     --          --           --      --            --       7,548            --        7,548
  Redemption of fractional shares
    in connection with stock
    split........................     --          --          (16)     --            --          --            --           --
  Purchase and retirement of
    common shares................     --          --       (3,875)     --            (3)         --            --           (3)
  Issuance of common stock (Net
    of $3,078 of offering
    costs).......................     --          --    2,300,000      23        26,799          --            --       26,822
  Exercise of warrants...........     --          --      958,261      10           (10)         --            --           --
  Redemption of Series A
    Preferred Stock..............  (6,718)    (6,718)          --      --            --          --            --       (6,718)
  Dividend payment to preferred
    stockholders.................     --          --           --      --        (1,408)         --            --       (1,408)
  Exercise of options............     --          --       29,462      --            42          --            --           42
  Foreign currency adjustment....     --          --           --      --            --          --           165          165
                                   ------     ------    ---------     ---      --------     -------       -------      -------
Balance at July 1, 1995..........     --          --    7,127,181      71        33,294       2,401           322       36,088
  Net income.....................     --          --           --      --            --      10,146            --       10,146
  Issuance of common stock (Net
    of $1,490 of offering
    costs).......................     --          --    1,366,666      14        22,071          --            --       22,085
  Exercise of options............     --          --      117,868       1           600          --            --          601
  Foreign currency adjustment....     --          --           --      --            --          --          (626)        (626)
                                   ------     ------    ---------     ---      --------     -------       -------      -------
Balance at June 29, 1996.........     --          --    8,611,715      86        55,965      12,547          (304)      68,294
  Net income.....................     --          --           --      --            --      13,506            --       13,506
  Exercise of options............     --          --       75,900       1           895          --            --          896
  Foreign currency adjustment....     --          --           --      --            --          --        (1,075)      (1,075)
                                   ------     ------    ---------     ---      --------     -------       -------      -------
Balance at June 28, 1997.........     --      $   --    8,687,615     $87      $ 56,860     $26,053       $(1,379)     $81,621
                                   ======     ======    =========     ===      ========     =======       =======      =======

                            See accompanying notes.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                                  JUNE 28,     JUNE 29,     JULY 1,
                                                                    1997         1996         1995
                                                                 ----------   ----------   ----------
OPERATING ACTIVITIES
Net income.....................................................   $ 13,506     $ 10,146     $  7,548
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Extraordinary item........................................         --           --          685
     Depreciation and amortization.............................      3,211        2,994        2,740
     Provision for bad debt, discount, credit and return and
       late charge reserves....................................      5,762       10,114        3,934
     Provision for obsolete inventory..........................      1,484          883          912
     Unrealized (gain) loss on foreign currency transactions...        107          (43)         389
     Deferred income taxes.....................................       (442)        (616)      (1,361)
     Other.....................................................         (1)          31          143
     Changes in assets and liabilities:
       Trade accounts receivable...............................    (17,399)     (25,136)     (12,680)
       Inventory...............................................     (1,975)     (10,402)      (4,749)
       Prepaid expenses and other assets.......................     (2,316)         174       (1,136)
       Accounts payable........................................        138        3,058           37
       Warranty and other accrued expenses.....................        805          323        1,926
       Income taxes payable and other liabilities..............      1,470        1,686         (348)
                                                                  --------     --------     --------
Net cash provided by (used in) operating activities............      4,350       (6,788)      (1,960)
                                                                  --------     --------     --------
INVESTING ACTIVITIES
Capital expenditures...........................................     (9,766)      (3,023)      (2,350)
Proceeds from sale of building.................................      1,676           --           --
                                                                  --------     --------     --------
Net cash used in investing activities..........................     (8,090)      (3,023)      (2,350)
                                                                  --------     --------     --------
FINANCING ACTIVITIES
Redemption of subordinated debt................................         --           --      (10,000)
Net proceeds from the issuance of common stock.................        896       22,686       26,864
Redemption of preferred stock..................................         --           --       (6,718)
Dividend payment to preferred stockholders.....................         --           --       (1,408)
Proceeds from issuance of long-term debt.......................     21,383          489           --
Purchase and retirement of common shares.......................         --           --           (3)
Net proceeds from (repayments of) borrowings under short-term
  revolving credit agreements..................................     (3,555)         478       (1,294)
Net repayments of borrowings under long-term debt and capital
  lease agreements.............................................    (15,133)     (11,291)      (2,380)
                                                                  --------     --------     --------
Net cash provided by financing activities......................      3,591       12,362        5,061
                                                                  --------     --------     --------
Effect of exchange rate changes on cash........................      1,365         (501)         147
                                                                  --------     --------     --------
Net increase in cash...........................................      1,216        2,050          898
Cash at beginning of period....................................      4,305        2,255        1,357
                                                                  --------     --------     --------
Cash at end of period..........................................   $  5,521     $  4,305     $  2,255
                                                                  ========     ========     ========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest.....................................................   $  1,781     $  2,426     $  3,639
                                                                  ========     ========     ========
  Income taxes, net of refunds.................................   $  6,788     $  4,375     $  1,940
                                                                  ========     ========     ========

                            See accompanying notes.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

  Description of Business

     Cannondale Corporation ("Cannondale U.S.") manufactures and distributes bicycles and bicycling accessories and equipment. International operations are conducted through the Company's wholly-owned subsidiaries: Cannondale Europe B.V. ("Cannondale Europe"), Cannondale Japan KK ("Cannondale Japan") and Cannondale Australia Pty Limited ("Cannondale Australia").

  Business and Credit Concentrations

     The Company's customer base is composed of specialty bicycle retailers who are located principally throughout the United States and Europe. There is no single geographic area of concentration in the United States or Europe. No single customer accounted for more than 5% of the Company's sales during the years ended June 28, 1997, June 29, 1996 or July 1, 1995. As a result of the seasonality of the Company's business, the payment terms offered to its customers generally range from 30 to 180 days depending on the time of year and other factors.

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

  Product Warranties

     The Company provides original owners of its bicycles with either a one year, five year or lifetime warranty for the bicycle frame, depending on model type and a one-year warranty for suspensions and components. During the warranty period, the Company will repair or replace a defective part or assembly at no cost to the owner. Provisions for estimated warranty expense are recognized at the time of sale, determined principally on the basis of past experience.

  Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Plant and equipment under capitalized lease obligations are recorded at the present value of minimum lease payments.

     Depreciation of plant and equipment is calculated on the straight-line method over 22 to 40 years for buildings and improvements and 3 to 10 years for equipment. Amortization of assets recorded under capitalized lease obligations is recognized over the lesser of the useful lives or lease terms and such amount is included in depreciation and amortization expense.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     Interest costs for the construction of certain long-term assets are capitalized and amortized over the related asset's useful life. For the year ended June 28, 1997, the Company capitalized interest costs of $133,000 related to the construction of the Company's new headquarters facility and the expansion of the manufacturing facility. Total interest incurred before the recognition of the capitalized amount was $1,707,000 for fiscal 1997.

     The Company constructs machinery and equipment to be used in the manufacturing process. Costs capitalized include direct salaries and benefits of personnel, and purchased material. For the years ended June 28, 1997 and June 29, 1996, respectively, approximately $293,000 and $257,000 of such costs were capitalized and are included within property, plant and equipment.

  Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for deferred income taxes. Taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on the enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable income.

  Foreign Currency Translation

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S dollars at current exchange rates. Revenues, costs and expenses are translated at the average exchange rates applicable for the period. Translation adjustments resulting from changes in exchange rates are reported as a separate component of stockholders' equity.

     During the year ended June 29, 1996, management reevaluated the appropriateness of continuing the designation of the U.S. dollar as Cannondale Europe's functional currency. Due to significant changes in the economic facts and circumstances of Cannondale Europe, it was determined that the Dutch guilder most accurately portrays the economic results of Cannondale Europe. Accordingly, effective March 31, 1996, the Company designated the Dutch guilder as the functional currency of Cannondale Europe. At June 29, 1996, the assets and liabilities of Cannondale Europe were translated at year-end exchange rates, while revenues and expenses were translated at average rates of exchange in effect during the three-month period ended June 29, 1996. Prior to the change in Cannondale Europe's functional currency, remeasurement adjustments related to its operations were included in net income. Subsequently, cumulative translation adjustments relating to Cannondale Europe have been recorded as a separate component of stockholders' equity.

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

  Stock-Based Compensation

     The Company grants stock options to officers, directors, employees and advisors with an exercise price determined by the Board of Directors at the time of grant. The Company accounts for stock option grants, except for those granted to advisors of the Company, in accordance with Accounting Principles Board

                    CANNONDALE CORPORATION AND SUBSIDIARIES

Standard ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which requires that compensation expense be recognized for the difference between the quoted market price of the stock at the grant date less the amount that the employee is required to pay. As prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has disclosed in Note 6, the pro-forma effects on net income and earnings per share of recording compensation expense for the fair value of stock options granted subsequent to July 1, 1995. It is the opinion of management that the existing model to estimate the fair value of employee options according to SFAS 123, and the assumptions used to calculate the impact may not be representative of the effects on future years and does not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain 1996 and 1995 amounts have been reclassified to conform to the current year's presentation.

  Earnings Per Share Amounts

     Earnings per share of common stock are computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each period. The weighted average number of shares of common stock used in the computation of earnings per share was 8,916,321, 8,596,910, and 6,605,599 for the years ended June 28, 1997, June 29, 1996 and July 1, 1995, respectively. Common stock equivalents include warrants to purchase common stock and stock options. For fiscal 1995, in computing the earnings per common share, dividends applicable to Series A preferred stock decrease the earnings applicable to common shares and common stock equivalents.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is required to be adopted by the Company for the period ended December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share of $.05, $.05 and $.06 per share for the years ended June 28, 1997, June 29, 1996 and July 1, 1995, respectively. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share is not expected to be material.

  Intangible Assets

     Included in other assets are intangible assets, which represent the cost of patents, goodwill and deferred financing charges. Intangible assets were $1,260,000 and $1,782,000 at June 28, 1997 and June 29, 1996, respectively.
Accumulated amortization on intangible assets amounted to $234,000 and $752,000 at June 28, 1997 and June 29, 1996, respectively. Amortization is provided using the straight-line method over the estimated useful lives of the assets, not exceeding 17 years.

  Advertising Expenses

     Advertising expenses are charged to income during the year that they are incurred. Selling, general and administrative expenses of the Company include advertising and promotion costs of $3,867,000, $2,780,000 and $2,464,000 for the years ended June 28, 1997, June 29, 1996 and July 1, 1995, respectively

                    CANNONDALE CORPORATION AND SUBSIDIARIES

2.  INVENTORY

     The components of inventory are as follows (in thousands):

                                                                   JUNE 28,     JUNE 29,
                                                                     1997         1996
                                                                   --------     --------
        Raw materials............................................  $ 13,394     $ 14,664
        Work-in process..........................................     1,455        1,772
        Finished goods...........................................    16,325       15,505
                                                                   --------     --------
                                                                     31,174       31,941
        Less reserve for obsolete inventory......................    (1,069)      (1,415)
                                                                   --------     --------
                                                                   $ 30,105     $ 30,526
                                                                   ========     ========

3.  PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows (in thousands):

                                                                 JUNE 28,     JUNE 29,
                                                                   1997         1996
                                                                 --------     --------
        Land...................................................  $  1,324     $  1,252
        Buildings and improvements.............................     8,700       10,070
        Factory and office equipment...........................    24,388       21,804
        Construction in progress...............................     6,493          889
                                                                 --------     --------
                                                                   40,905       34,015
        Less accumulated depreciation and amortization.........   (17,800)     (15,488)
                                                                 --------     --------
                                                                 $ 23,105     $ 18,527
                                                                 ========     ========

     Purchases of equipment through capitalized lease obligations and notes were $28,000, $291,000, and $244,000 in fiscal 1997, 1996, and 1995, respectively.

4.  DEBT

  Short-term revolving credit advances (in thousands):

                                                                    JUNE 28,     JUNE 29,
                                                                      1997         1996
                                                                    --------     --------
        Cannondale U.S............................................   $   --       $1,731
        Cannondale Europe.........................................      193        1,931
        Cannondale Japan..........................................      829        1,094
                                                                     ------       ------
                                                                     $1,022       $4,756
                                                                     ======       ======

     In June 1997, Cannondale Europe entered into a new multicurrency credit arrangement, which allows Cannondale Europe to borrow up to $10,000,000 on a short-term basis. The interest rate on outstanding borrowings is a market rate, applicable to the borrowed currencies, plus 1.5% with a minimum rate of 3.5%. The credit arrangement contains no specific expiration date, and may be terminated by either the borrower or the lender, at any time.

     Cannondale Japan has an unsecured revolving credit facility for up to 155,000,000 Japanese yen (approximately $1,353,000 at June 28, 1997). The interest rate on the outstanding borrowings was 2.875% at June 28, 1997 and June 29, 1996. The credit facility contains no specific expiration date, and may be terminated by either the borrower or the lender, at any time.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     In March 1996, the Company entered into an unsecured multicurrency demand credit facility with a maximum principal amount of $2,000,000. Borrowings under the demand credit facility were made in U.S. dollars and Japanese yen (190,000,000 yen at June 29, 1996). The interest rate on the outstanding demand credit facility was LIBOR (London Interbank Offered Rate) plus 1/2%. LIBOR for the Japanese yen borrowings was 0.563% at June 29, 1996.

     In December 1995, Cannondale Europe entered into a financing agreement that provided a base credit limit of 15,000,000 Dutch guilders (approximately $8,776,000 at June 29, 1996) and a seasonal credit of an additional 10,000,000 Dutch guilders (approximately $5,851,000 at June 29, 1996) that was effective from December 1 to June 1 each year. The credit facility was secured by outstanding balances of eligible accounts receivable and inventory. The interest rate on the outstanding revolving line of credit balance was 2.0% in excess of the prime rate of DNB (De Nederlandsche Bank) with a minimum rate of 5.0% (the prime rate was 2.5% at June 29, 1996). The credit facility extended for an indefinite period of time, with either party having an option to terminate the agreement at any time.

     The weighted average interest rate on the Company's revolving lines of credit was 4.48% and 4.60% at June 28, 1997 and June 29, 1996, respectively.

  Long-Term Debt (in thousands):

                                                                    JUNE        JUNE
                                                                     28,         29,
                                                                    1997        1996
                                                                   -------     -------
        Revolving credit facility................................  $17,278     $    --
        Domestic revolving line of credit........................       --       8,595
        Domestic term loan.......................................       --       1,470
        Pennsylvania Industrial Development Authority bonds,
          interest rates ranging from 2.0% to 4.5%...............    1,605       1,755
        Algemene Bank Nederland N.V. ............................      937       1,184
        Rush Township Construction Loan, interest at 3%..........      422         453
        Daiichi Kangyo Bank term loan, interest at 3.25%.........      290         455
        Notes secured by equipment and capitalized leases........      349         882
                                                                   -------     -------
                                                                    20,881      14,794
        Less current portion.....................................     (562)     (1,680)
                                                                   -------     -------
                                                                   $20,319     $13,114
                                                                   =======     =======

     In June 1997, the Company entered into an unsecured, multicurrency revolving credit facility. The agreement, which extends to June 2000, allows the Company and its subsidiaries to borrow up to $50,000,000. The agreement includes a provision that permits the Company to borrow up to $7,500,000 on a short-term basis (less than 30 days). At June 28, 1997 the outstanding borrowings consisted of U.S. dollars ($6,413,000), Dutch guilders (17,000,000) and Japanese yen (250,705,000). The agreement requires the maintenance of specified levels of capitalization, interest coverage and tangible net worth.

     The Company has the option to borrow at the following rates: (1) a variable rate (8.50% at June 28, 1997) that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points; (2) a short-term market rate (6.275% at June 28, 1997) that is an offered rate per annum quoted by the bank; or (3) the LIBOR (3.25% and .56% for Dutch guilder and Japanese yen borrowings at June 28, 1997, respectively) applicable to the currency borrowed plus an interest rate margin ("LIBOR margin"). The LIBOR margin (ranging from 30.0 to 75.0 basis points) is determined quarterly based upon predetermined performance criteria. The Company is obligated to pay a facility fee (ranging from 15.0 to 25.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. At June 28, 1997, the LIBOR margin and the facility fee were 42.5 basis points and 20.0 basis points, respectively. At June 28,

                    CANNONDALE CORPORATION AND SUBSIDIARIES

1997, the weighted average interest rate for borrowings under this facility was 4.54%. The Company used the proceeds to refinance the combined credit facility described below.

     In July 1993, the Company entered into a domestic financing agreement, as amended, secured by virtually all tangible and intangible assets of the Company. It provided for a multicurrency revolving line of credit ($3,525,000 and 8,665,000 Dutch guilders at June 29, 1996) and a term loan ("the combined credit facility"). The combined credit facility, which extended through December 31, 1997, provided up to $35,000,000. The interest rate on the outstanding combined credit facility was the prime rate with an option to borrow at LIBOR plus 1.50% at June 29, 1996. LIBOR for the U.S. dollar and Dutch guilder borrowings was 5.457% and 2.75% on June 29, 1996. The prime rate on June 29, 1996 was 8.25%.
The Company was obligated to pay a line of credit fee of 25 basis points on the unused revolving line of credit, and various prepayment fees if the facility was to be terminated before December 31, 1996.

     The Pennsylvania Industrial Development Authority bonds are secured by the Company's Bedford, Pennsylvania facility. The loans extend through 2009, and are payable in equal monthly payments.

     The Algemene Bank of Nederland N.V. loan is secured by Cannondale Europe's factory in Oldenzaal, Netherlands. The interest rate during 1996, was a fixed rate of 10.25%, and as amended in October 1996, it is a variable market rate determined quarterly with a maximum of 7.55%. The interest rate was 5.9% at June 28, 1997. The loan extends to May 2004 and is payable quarterly in Dutch guilders with equal principal payments plus interest, and the balance of 1,100,000 Dutch guilders (approximately $562,000 at June 28, 1997) due at the expiration of the agreement.

     The Rush Township Construction Loan is secured by the Company's Philipsburg, Pennsylvania facility. The loan extends through 2003, and is payable in equal monthly installments.

     The Daiichi Kangyo Bank term loan is unsecured. The loan extends through 1999, and is payable in quarterly installments.

     Capitalized lease obligations extend through 2000, and represent the present value of future minimum lease payments, discounted at rates ranging from 7.5% to 9.54%, payable in monthly installments.

     Maturities of long-term debt, including payments under capitalized lease obligations are as follows (in thousands):

        1998.............................................................    $   578
        1999.............................................................        515
        2000.............................................................     17,607
        2001.............................................................        289
        2002.............................................................        279
        Thereafter.......................................................      1,631
                                                                             -------
                                                                              20,899
        Amounts representing interest on capital lease obligations.......        (18)
                                                                             -------
                                                                             $20,881
                                                                             =======

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

                    CANNONDALE CORPORATION AND SUBSIDIARIES

1993, was payable semi-annually in arrears. In November 1994, the subordinated debt with a carrying amount of $9,273,000 was retired in conjunction with the initial public offering. This early retirement of debt resulted in an extraordinary charge of $1,141,000, comprised of the unamortized discount and related deferred charges, net of an income tax benefit of $456,000.

5.  INCOME TAXES

     Income before income taxes and extraordinary item by geographic location is as follows (in thousands):

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    JUNE 28,       JUNE 29,       JULY 1,
                                                      1997           1996           1995
                                                   ----------     ----------     ----------
        United States............................   $  7,770       $  5,925       $  5,072
        Foreign..................................     13,378         10,023          4,514
                                                    --------       --------       --------
                                                    $ 21,148       $ 15,948       $  9,586
                                                    ========       ========       ========

     The income tax provision consists of the following (in thousands):

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    JUNE 28,       JUNE 29,       JULY 1,
                                                      1997           1996           1995
                                                   ----------     ----------     ----------
        Current:
          Federal................................    $2,884         $2,281        $  1,052
          Foreign................................     4,698          3,551           1,162
          State..................................       502            586             500
                                                     ------         ------        --------
                  Total Current..................     8,084          6,418           2,714
                                                     ------         ------        --------
        Deferred:
          Federal................................      (408)          (384)         (1,590)
          Foreign................................        36           (189)            422
          State..................................       (70)           (43)           (193)
                                                     ------         ------        --------
             Total Deferred......................      (442)          (616)         (1,361)
                                                     ------         ------        --------
                  Total..........................    $7,642         $5,802        $  1,353
                                                     ======         ======        ========

     The provision for income taxes on income before income taxes and extraordinary item differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effects of the following items:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    JUNE 28,       JUNE 29,       JULY 1,
                                                      1997           1996           1995
                                                   ----------     ----------     ----------
        Tax at U.S. statutory rate...............     34.0%          34.0%           34.0%
        State income taxes, net of federal
          benefit................................      1.6            2.4             2.9
        Higher effective income taxes of other
          countries..............................      0.9            1.6             6.6
        Change in valuation allowance of deferred
          tax assets.............................       --           (1.5)          (31.6)
        Other....................................     (0.4)          (0.1)            2.2
                                                      ----           ----           -----
                                                      36.1%          36.4%           14.1%
                                                      ====           ====           =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The

                    CANNONDALE CORPORATION AND SUBSIDIARIES
significant components of the Company's deferred tax assets and liabilities at June 28, 1997 and June 29, 1996 are as follows (in thousands):

                                                                   JUNE 28,     JUNE 29,
                                                                     1997         1996
                                                                   --------     --------
        Deferred tax assets:
          Accounts receivable and inventory reserves.............   $1,549      $  1,224
          Stock option compensation..............................      371           583
          Accrued liabilities....................................      845           939
          Other..................................................      394           266
                                                                    ------      --------
          Total deferred assets..................................    3,159         3,012
                                                                    ------      --------
        Deferred tax liabilities:
          Tax over book depreciation.............................     (658)         (771)
          Other..................................................     (217)         (435)
                                                                    ------      --------
          Total deferred liabilities.............................     (875)       (1,206)
                                                                    ------      --------
        Net deferred tax assets..................................   $2,284      $  1,806
                                                                    ======      ========

     SFAS No. 109 generally provides that net deferred tax assets are not recognized when a company has cumulative losses in recent years. Accordingly, a valuation allowance was established in prior years for the excess of deferred tax assets over deferred tax liabilities. For the fiscal year ended June 29, 1996, the Company reduced its valuation allowance by $232,000 due to the reevaluation of the recoverability of deferred tax assets.

     The Company has not provided for possible U.S. taxes of approximately $888,000 on the undistributed earnings of foreign subsidiaries ($16,413,000) at June 28, 1997 that are considered to be reinvested indefinitely.

6.  STOCK OPTIONS

     At June 28, 1997, the Company has four fixed option plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its employee stock option plans. Under APB 25, the Company does not recognize compensation expense since the exercise price of the options granted is equal to the market value of the Company's common stock on the date of grant.

     SFAS No. 123 requires that the Company disclose the pro-forma impact on net income and earnings per share as if compensation expense associated with employee stock options had been calculated under the fair value method for employee stock options granted subsequent to July 1, 1995. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 28, 1997 and June 29, 1996: an expected volatility of .45 and .50, an expected term 4.66 and 4.09 years, risk-free interest rates of 6.05% and 5.89% and no expected dividend yield.

     For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows (in thousands, except per share data):

                                                              YEAR ENDED        YEAR ENDED
                                                               JUNE 28,          JUNE 29,
                                                                 1997              1996
                                                             -------------     -------------
        Pro Forma Net Income...............................     $11,986           $ 9,399
        Pro Forma Primary-Earnings Per Share...............     $  1.38           $  1.14
        Pro Forma Fully-Diluted Earnings Per Share.........     $  1.38           $  1.14

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     The SFAS No. 123 pro-forma effect will be not be fully reflected until 2001.

     The Company has four fixed option plans: the 1994 Stock Option Plan (the "1994 Plan"), the 1994 Management Stock Option Plan (the "Management Plan"), the 1995 Stock Option Plan (the "1995 Plan") and the 1996 Stock Option Plan (the "1996 Plan"). Under the terms of the plans, the Committee administering the plans may grant options to purchase shares of the Company's common stock to officers, directors, employees and advisors for up to 1,947,500 shares. The vesting of options granted under the plans is at the discretion of the Board of Directors. Other than options granted under the 1994 Plan to purchase 373,743 shares of common stock at an exercise price of $.34, substantially all of which vested on July 2, 1994, and options granted to new non-employee directors (1,000 on the date of election or appointment), which vest immediately, options vest over a three to five year period. Under the plans, the Company may, at its discretion, repurchase the stock at the time of termination of service of an employee at fair market value. The 1994 Plan, the Management Plan, the 1995 Plan and the 1996 Plan terminate December 31, 2003, December 31, 2004, December 31, 2005 and December 31, 2006, respectively.

     A summary of the status of the Company's stock option plans as of June 28, 1997, June 29, 1996 and July 1, 1995, and changes during the years ending on those dates is presented below:

                                       1997                       1996                      1995
                              ----------------------     ----------------------     --------------------
                                            WEIGHTED                   WEIGHTED                 WEIGHTED
                                            AVERAGE                    AVERAGE                  AVERAGE
                                            EXERCISE                   EXERCISE                 EXERCISE
                               SHARES        PRICE        SHARES        PRICE       SHARES       PRICE
                              ---------     --------     ---------     --------     -------     --------
Outstanding at beginning of
  year......................  1,035,495      $11.71        641,605      $ 6.34      373,743      $ 0.34
Granted.....................    454,196      $19.21        543,769      $15.79      330,674      $12.96
Exercised...................    (75,900)     $ 7.44       (117,868)     $ 0.85      (29,462)     $ 0.34
Terminated..................    (60,587)     $16.45        (32,011)     $13.37      (33,350)     $ 9.98
                              ---------      ------      ---------      ------      -------      ------
Outstanding at end of
  year......................  1,353,204      $14.25      1,035,495      $11.71      641,605      $ 6.34
                              =========      ======      =========      ======      =======      ======
Options exercisable at end
  of year...................    509,756      $ 9.20        318,231      $ 4.33      336,531      $ 0.34
Weighted average fair value
  of options granted during
  the year..................      $8.51                      $7.27                      $--

     The following table summarizes information about fixed stock options outstanding at June 28, 1997.

                                                                                         OPTIONS EXERCISABLE
                                        OPTIONS OUTSTANDING                       ----------------------------------
                     ---------------------------------------------------------      NUMBER OF
                     NUMBER OF OPTIONS    WEIGHTED-AVERAGE       WEIGHTED-           OPTIONS           WEIGHTED-
 RANGE OF EXERCISE    OUTSTANDING AT         REMAINING        AVERAGE EXERCISE    EXERCISABLE AT    AVERAGE EXERCISE
PRICES                 JUNE 28, 1997      CONTRACTUAL LIFE         PRICE          JUNE 28, 1997          PRICE
-------------------  -----------------    ----------------    ----------------    --------------    ----------------
$ 0.34 to $ 0.34...        186,338              6.94               $ 0.34             186,338            $ 0.34
$12.50 to $15.00...        423,315              7.76                13.72             226,394             13.44
$15.25 to $18.75...        656,701              9.06                17.59              97,024             16.35
$19.75 to $22.63...         86,850              9.37                21.47                  --                --
                         ---------              ----               ------             -------            ------
$ 0.34 to $22.63...      1,353,204              8.38               $14.25             509,756            $ 9.20
                         =========                                                    =======

7.  PROFIT SHARING PLAN

     The Company has a qualified, defined contribution savings plan covering all full-time U.S. employees who have attained the age of 18 with more than three months of service. Contributions to the plan, which are

                    CANNONDALE CORPORATION AND SUBSIDIARIES
discretionary, are determined annually by the Board of Directors. There were no contributions in fiscal 1997, 1996 or 1995.

8.  STOCKHOLDERS' EQUITY

     In June 1992, the Company issued warrants, with antidilutive provisions, to purchase 341,821 shares at $.01 per share, subject to future adjustments, of the Company's common stock in connection with a borrowing from three limited partnerships managed by Morgan Stanley & Co. The holders of the warrants were entitled to exercise the warrants in whole or in part at any time after 10 days prior written notice to the Company up to June 3, 1997, the expiration date. On July 2, 1993, warrants to purchase 130,618 shares of the Company's common stock, with terms identical to the above warrants, were issued as additional consideration in connection with the borrowings. The value of such additional warrants (approximately $540,000) was credited to additional paid-in capital and included in other assets, and was charged to interest expense over the remaining term of the related borrowing. The number of common shares for which such warrants were exercisable, including the effects of the antidilutive provisions resulting from the granting of stock options during fiscal 1994, increased to 507,113 on July 2, 1994. Of this amount, 506,722 were exercised in conjunction with the initial public offering and the balance was surrendered in payment of the exercise price.

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

     The holders of the Series A Preferred Stock were entitled to cumulative quarterly dividends (payable as declared) at the annual rate of $150 per share and a liquidation preference over holders of common stock of $1,000 per share plus accumulated dividends. Accumulated dividends in the amount of $1,408,000 were paid to the holders of Series A preferred stock in conjunction with the initial public offering. Additionally, such shares, which contained voting rights, as defined, were convertible, at the option of the holder, into shares of the Company's common stock at fair market value at the date of conversion. The Company redeemed the Series A Preferred Stock, at the liquidation preference amount described above, with the proceeds from the initial public offering of common stock.

     In September 1994, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), which is intended to allow qualified employees to purchase common stock of the Company at a discount to the market value of such common stock. A total of 348,750 shares of Common Stock have been reserved for issuance under the Purchase Plan. As of June 28, 1997, no shares were issued under the Purchase Plan.

     In November 1994, the Company sold 2,300,000 shares of common stock through a public offering at a price of $13.00 per share. The net proceeds of approximately $26.8 million, after deducting the underwriters' discount and offering expenses, were used to retire $10,000,000 of subordinated debt, to pay $380,000 of accrued interest on the subordinated debt, and to redeem all 6,718 shares outstanding of the Series A redeemable convertible preferred stock, including the payment of accumulated dividends on such stock, for $8,126,000. The balance of the proceeds was used to reduce outstanding borrowings under the Company's domestic line of credit. Had the offering occurred on July 3, 1994, primary earnings per share for the year ended July 1, 1995 would have been $1.07.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     In September 1995, the Company completed a public offering of 1,300,000 shares of common stock at a price of $17.25 per share. The net proceeds were approximately $21.0 million after deducting the underwriting discount and offering expenses. Additionally, in October 1995, the Company issued 66,666 shares of common stock, upon the partial exercise of the over-allotment option granted to the underwriters in connection with the September 1995 public offering. The net proceeds to the Company from the additional shares issued, at the public offering price of $17.25 per share, were approximately $1.1 million after deducting the underwriting discount and expenses. The net proceeds of the offering were used to reduce outstanding borrowings under the Company's domestic revolving credit facility. Had the offering occurred on July 2, 1995, primary earnings per share for the year ended June 29, 1996 would have been $1.17.

     At June 28, 1997, there were 2,073,020 shares of common stock reserved for the exercise of options and employee stock purchases.

9.  OPERATING LEASES

     The Company and its subsidiaries lease software, computer, and other office and factory equipment under long-term operating leases with varying terms. The aggregate future minimum lease payments under noncancellable operating leases with initial or remaining lease terms of greater than one year are as follows (in thousands):

                1998................................................  $1,558
                1999................................................   1,129
                2000................................................     429
                2001................................................     193
                2002 and after......................................      --
                                                                      ------
                                                                      $3,309
                                                                      ======

     Rent expense amounted to $2,273,000, $1,203,000 and $1,023,000 in 1997,
1996 and 1995, respectively.

10.  FOREIGN EXCHANGE RISK MANAGEMENT

     At June 28, 1997 and June 29, 1996, the Company had approximately $7.7 million and $5.9 million, respectively, of forward exchange contracts outstanding to exchange European, Japanese and U.S. currencies to reduce exposures to foreign currency risk. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange, at maturity, various currencies for U.S. dollars, Dutch guilders and Japanese yen at rates agreed to at inception of the contracts. At June 28, 1997, the net loss explicitly deferred from hedging firm sale and purchase commitments was not significant and will be recognized in earnings during fiscal 1998. Deferred gains and losses are included in prepaid expenses and other current assets, and are recognized in earnings when the future sales and purchases occur.

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

     At June 28, 1997, the Company had outstanding borrowings of 251 million Japanese yen (approximately $2,191,000 at June 28, 1997) and 17 million Dutch guilders (approximately $8,674,000 at June 28, 1997) to

                    CANNONDALE CORPORATION AND SUBSIDIARIES
hedge the Company's net investments in its foreign subsidiaries. Gains and losses on hedges of net investments are recognized in a separate component of stockholders' equity.

11.  OTHER INCOME

     For the years ended June 28, 1997, June 29, 1996 and July 1, 1995, net foreign currency gains and (losses) included in other income aggregated approximately $33,000, ($138,000) and ($271,000), respectively. The balance consists principally of finance charges related to accounts receivable.

12.  FINANCIAL INSTRUMENTS

     On June 28, 1997, the carrying value of financial instruments such as cash, trade receivables and payables approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of the Company's borrowings under its variable rate short- and long-term credit agreements approximate their fair value. The carrying value of the Company's other long-term debt, which approximates its fair value, is estimated based on expected future cash flows, discounted at current rates for the same or similar issues. The carrying value of the Company's foreign currency forward contracts, which approximates their fair value, is the amount at which the contracts could be settled based on quotes provided by major financial institutions.

13.  GEOGRAPHIC DATA

     Summarized data by geographic area are as follows (in thousands):

                                                     YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                      JUNE 28,          JUNE 29,          JULY 1,
                                                        1997              1996              1995
                                                    -------------     -------------     ------------
    Net Sales:
      United States...............................    $ 115,931         $ 106,035         $ 88,888
      Europe and Other............................       90,884            78,449           64,791
      Intercompany................................      (44,319)          (38,508)         (31,598)
                                                      ---------         ---------         --------
                                                      $ 162,496         $ 145,976         $122,081
                                                      =========         =========         ========
    Operating Income:
      United States...............................    $   8,337         $   6,650         $  7,688
      Europe and Other............................       13,876            11,199            5,563
      Intercompany................................         (334)              (91)             240
                                                      ---------         ---------         --------
                                                      $  21,879         $  17,758         $ 13,491
                                                      =========         =========         ========
    Identifiable Assets:
      United States...............................    $ 107,754         $  93,627         $ 70,918
      Europe and Other............................       40,959            30,090           21,760
      Intercompany................................      (21,429)          (13,772)          (8,670)
                                                      ---------         ---------         --------
                                                      $ 127,284         $ 109,945         $ 84,008
                                                      =========         =========         ========

     Included in "Europe and Other" are data for geographic areas other than Europe which, in the aggregate, are not material.

     At June 28, 1997, the net assets of Cannondale Europe, Cannondale Japan and Cannondale Australia were $13,324,000, $1,415,000 and $704,000, respectively.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

14.  RELATED PARTY TRANSACTIONS

     During 1997, the Company began construction of a new headquarters facility and expansion of its manufacturing facility. The Company contracted an entity controlled by a director of the Company to act as the general contractor for the construction of both projects. As of June 28, 1997, the Company has paid the entity approximately $4.4 million for the construction of both facilities, and is obligated to pay the entity approximately $4.9 million more for the completion of the facilities.

     In connection with the construction of the new headquarters facility, the Company sold the existing headquarters to an entity controlled by the Company's Chairman, President and Chief Executive Officer and another director of the Company for $1,676,000, an amount which approximated the net book value and fair value of the existing headquarters facility at the date of sale. Pending the Company's relocation to the new headquarters facility, the Company will continue to occupy the current facility on a month-to-month net lease of $16,000 per month.

15.  SUBSEQUENT EVENT

     In September 1997, the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock at an aggregate market price not to exceed $20 million. Purchases by the Company may be made from time to time in the open market or in private transactions. The repurchase program may be suspended or discontinued at any time. Shares repurchased by the Company will be available for general corporate purposes, including the issuance upon exercise of stock options.

     In order to accommodate the capital requirements of the repurchase program, in September 1997, the Company and the lender have agreed to amend the Company's revolving credit facility to allow the Company and its subsidiaries to borrow up to $70,000,000. The proposed amendment to the revolving credit facility includes adjustments to specified levels of tangible net worth and cash flow levels that the Company must maintain.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Cannondale Corporation and Subsidiaries

     We have audited the consolidated financial statements of Cannondale Corporation as of June 28, 1997 and June 29, 1996, and for the years ended June 28, 1997, June 29, 1996 and July 1, 1995, and have issued our report thereon dated August 11, 1997 (included elsewhere in this Annual Report). Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 11, 1997

                                                                     SCHEDULE II

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                           --------------------------------------------------
                                           BALANCE AT    CHARGED TO    CHARGED                       BALANCE
                                            BEGINNING    COSTS AND     TO OTHER                      AT END
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS       OF PERIOD
------------------------------------------ -----------   ----------   ----------   ----------       ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS, RETURNS,
  DISCOUNTS AND LATE CHARGES
  Year ended July 1, 1995.................   $ 2,639       $4,244        $  3       $ (3,193)(1)     $ 3,693
                                             =======       ======        ====       ========         =======
  Year ended June 29, 1996................   $ 3,693       $9,944        $ 45       $ (8,444)(1)     $ 5,238
                                             =======       ======        ====       ========         =======
  Year ended June 28, 1997................   $ 5,238       $5,545        $(34)      $ (4,317)(1)     $ 6,432
                                             =======       ======        ====       ========         =======
RESERVE FOR OBSOLETE INVENTORY
  Year ended July 1, 1995.................   $   803       $  912        $  9       $   (468)(2)     $ 1,256
                                             =======       ======        ====       ========         =======
  Year ended June 29, 1996................   $ 1,256       $  977        $ 11       $   (829)(2)     $ 1,415
                                             =======       ======        ====       ========         =======
  Year ended June 28, 1997................   $ 1,415       $1,484        $(43)      $ (1,787)(2)     $ 1,069
                                             =======       ======        ====       ========         =======

---------------
(1) Discounts, late charges and uncollectible accounts written off, net of recoveries.

(2) Inventory disposed.

                                 EXHIBIT INDEX


                                                                Sequentially
Exhibit                                                           Numbered
Number                            Description                       Page
------                            -----------                    ------------


10.1.8 -- $50,000,000 Credit Agreement dated as of June 9, 1997 among the Company, certain subsidiaries of the Company and NationsBank, N.A. as Administrative Agent,
          Fronting Bank and Swingline Bank and ABN Amro
          Bank N.V., New York Branch, as Documentation Agent and Syndication Agent.

10.1.9 -- $10,000,000 Umbrella Arrangement Agreement dated
          May 28, 1997 between Cannondale Europe, B.V.

11     -- Computation of Earnings Per Share.

21     -- Subsidiaries of the Registrant.

23     -- Consent of Independent Auditors.

27     -- Financial Data Schedule.