Form 10-K/A
period 1997-06-28
CANNONDALE CORP /
filed 1997-10-09
CIK 930795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At September 19, 1997, the aggregate market value of the voting stock held by non-affiliates of registrant was $165,707,808 based on the per share closing price on such date, and registrant had 8,670,386 shares of Common Stock outstanding.

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

     The Company has experienced rapid growth, with net sales increasing from $54.5 million in fiscal 1991 to $162.5 million in fiscal 1997. The Company believes that the growth in cycling in general, and mountain biking in particular, have contributed to its growth. Industry sources estimate that mountain bikes accounted for 67 percent of all bicycle revenue in the United States in 1996. Based on data from the Bicycle Wholesale Distributors Association, the high performance segment of the bicycle market has grown more rapidly than the market as a whole in recent years, based primarily on increases in average selling prices, which the Company believes is due in large part to innovations such as lighter weight frames and suspension systems.

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

     There are five major categories of bicycles sold in the adult market: mountain, road racing, hybrid, touring and specialty. Mountain bikes have wide knobby tires, straight handlebars and are designed to handle off-road conditions. Road racing bikes are lightweight with thin tires and drop (curved) handlebars. Hybrid bikes have the straight handlebars and more upright riding position of mountain bikes, but use thinner tires, making them suited for on-and off-road use. Touring bikes are similar to road racing bikes in appearance, but the frames are designed to carry packs and other touring supplies. The specialty bicycle market encompasses various niche products, including tandem, multi-sport and cyclocross bikes.

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

     The Company has also made use of the internet to promote its brand and image, offering consumers a website (http://www.cannondale.com), which is currently averaging more than one million hits per month.

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

  FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Please refer to Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected historical statement of operations data and balance sheet data have been derived from the Consolidated Financial Statements of the Company, some of which are presented herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K/A.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS

     The following table sets forth selected statement of earnings data expressed as a percentage of net sales.

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

                                                                  FOR THE QUARTER ENDED
                        ---------------------------------------------------------------------------------------------------------
                        JUNE 28,   MARCH 29,   DECEMBER 28,   SEPTEMBER 28,   JUNE 29,   MARCH 30,   DECEMBER 30,   SEPTEMBER 30,
                          1997       1997          1996           1996          1996       1996          1995           1995
                        --------   ---------   ------------   -------------   --------   ---------   ------------   -------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.............  $ 42,093    $48,229      $ 41,294        $30,880      $ 39,008    $45,050      $ 35,069        $26,849
Cost of sales.........    26,588     28,698        25,396         20,652        24,645     27,511        21,889         18,759
                        --------    -------      --------        -------      --------    -------      --------        -------
Gross profit..........    15,505     19,531        15,898         10,228        14,363     17,539        13,180          8,090
                        --------    -------      --------        -------      --------    -------      --------        -------
Expenses:
  Selling, general and
    administrative....     8,481      9,436         9,451          8,339         8,693      9,233         8,020          6,631
  Research and
    development.......       968        946           905            757           687        667           828            656
                        --------    -------      --------        -------      --------    -------      --------        -------
Total operating
  expenses............     9,449     10,382        10,356          9,096         9,380      9,900         8,848          7,287
                        --------    -------      --------        -------      --------    -------      --------        -------
Operating income......     6,056      9,149         5,542          1,132         4,983      7,639         4,332            803
Other income
  (expense)...........       219       (253)         (322)          (375)          (22)      (651)         (637)          (499)
                        --------    -------      --------        -------      --------    -------      --------        -------
Income before income
  taxes...............     6,275      8,896         5,220            757         4,961      6,988         3,695            304
Income tax expense....    (1,963)    (3,344)       (2,067)          (268)       (1,457)    (2,764)       (1,471)          (110)
                        --------    -------      --------        -------      --------    -------      --------        -------
Net income............  $  4,312    $ 5,552      $  3,153        $   489      $  3,504    $ 4,224      $  2,224        $   194
                        ========    =======      ========        =======      ========    =======      ========        =======
Income per share......  $    .48    $   .62      $    .35        $   .05      $    .39    $   .48      $    .25        $   .03

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
             Europe, B.V. and ABN Amro Bank N.V., New York Branch.

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

October 8, 1997                           By: /s/    WILLIAM A. LUCA

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

                             See accompanying notes

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