Form 10-Q
period 1997-09-27
CANNONDALE CORP /
filed 1997-11-12
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 27, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes X No___ and (2) has been subject to such filing requirements for the past 90 days Yes X No___ .

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 5, 1997 was 8,656,126.

CANNONDALE CORPORATION

                                      INDEX

                                                                                  PAGE
                                                                                  ----
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 27,
                     1997, June 28, 1997 and September 28, 1996                     3

                  Condensed Consolidated Statements of Earnings for the three
                     months ended September 27, 1997 and September 28, 1996         4

                  Condensed Consolidated Statement of Stockholders' Equity for
                     the three months ended September 27, 1997 and the year
                     ended June 28, 1997                                            5

                  Condensed Consolidated Statements of Cash Flows for the three
                     months ended September 27, 1997 and September 28, 1996         6

                  Notes to Condensed Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         8



         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                  Not applicable.


Part II  Other Information                                                         10

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          SEPTEMBER 27, 1997    JUNE 28, 1997      SEPTEMBER 28, 1996
                                                          ------------------    -------------      ------------------
                                                             (UNAUDITED)                              (UNAUDITED)
ASSETS
Current assets:
    Cash ........................................            $   4,716             $  5,521            $   5,611
    Trade accounts receivable, less allowances of
       $7,324, $6,432, and $5,834 ...............               54,360               61,272               44,470
    Inventory ...................................               38,469               30,105               36,745
    Deferred income taxes .......................                2,942                2,623                2,484
    Prepaid expenses and other current assets ...                3,885                2,386                1,587
                                                             ---------             --------            ---------
Total current assets ............................              104,372              101,907               90,897
Property, plant and equipment, net ..............               25,529               23,105               19,391
Other assets ....................................                2,467                2,272                1,459
                                                             ---------             --------            ---------
Total assets ....................................            $ 132,368             $127,284            $ 111,747
                                                             =========             ========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ............................            $  15,502             $ 12,330            $  14,027
    Revolving credit advances ...................                1,052                1,022                2,391
    Income taxes payable ........................                3,546                2,946                2,150
    Warranty and other accrued expenses .........                5,624                6,001                4,964
    Payroll and other employee related benefits .                1,257                1,850                1,292
    Current installments of long-term debt ......                  538                  562                1,534
                                                             ---------             --------            ---------
Total current liabilities .......................               27,519               24,711               26,358
Long-term debt, less current installments .......               22,474               20,319               16,127
Deferred income taxes ...........................                  328                  339                  203
Other noncurrent liabilities ....................                  275                  294                  281
                                                             ---------             --------            ---------
Total liabilities ...............................               50,596               45,663               42,969
                                                             ---------             --------            ---------

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 18,000,000
       Issued 8,701,851 shares in fiscal 1998,
       Issued and outstanding shares - 8,687,615
       and 8,612,279 in fiscal 1997 .............                   87                   87                   86
    Additional paid-in capital ..................               57,055               56,860               55,972
    Retained earnings ...........................               26,723               26,053               13,036
    Less 25,000 shares in treasury at cost ......                 (570)                --                   --
    Cumulative translation adjustment ...........               (1,523)              (1,379)                (316)
                                                             ---------             --------            ---------
Total stockholders' equity ......................               81,772               81,621               68,778
                                                             ---------             --------            ---------
Total liabilities and stockholders' equity ......            $ 132,368             $127,284            $ 111,747
                                                             =========             ========            =========


                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)


                                                  THREE MONTHS         THREE MONTHS
                                                      ENDED                ENDED
                                                SEPTEMBER 27, 1997   SEPTEMBER 28, 1996
                                                ------------------   ------------------
                                                   (UNAUDITED)          (UNAUDITED)
Net sales ..............................            $ 34,309             $ 30,880
Cost of sales ..........................              22,952               20,652
                                                    --------             --------
Gross profit ...........................              11,357               10,228
                                                    --------             --------
Expenses:
     Selling, general and administrative               9,105                8,339
     Research and development ..........               1,119                  757
                                                    --------             --------
                                                      10,224                9,096
                                                    --------             --------
Operating income .......................               1,133                1,132
                                                    --------             --------
Other income (expense):
     Interest expense ..................                (179)                (349)
     Other income (expense) ............                 148                  (26)
                                                    --------             --------
                                                         (31)                (375)
                                                    --------             --------
Income before income taxes .............               1,102                  757
Income tax expense .....................                (432)                (268)
                                                    --------             --------
Net income .............................            $    670             $    489
                                                    ========             ========
Primary income per share:
     Net income ........................            $    .07             $    .05
                                                    ========             ========
Fully-diluted income per share:
     Net income ........................            $    .07             $    .05
                                                    ========             ========


                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           ADDITIONAL              CUMULATIVE
                                        COMMON STOCK        PAID-IN     RETAINED   TRANSLATION    TREASURY
                                     SHARES       VALUE     CAPITAL     EARNINGS    ADJUSTMENT      STOCK        TOTAL
                                    ---------      ---      -------      -------      -------       -----       --------
Balance at June 29, 1996 .....      8,611,715      $86      $55,965      $12,547      $  (304)      $  --       $ 68,294

   Net income ................             --       --           --       13,506           --          --         13,506
   Exercise of options .......         75,900        1          895           --           --          --            896
   Foreign currency adjustment             --       --           --           --       (1,075)         --         (1,075)
                                    ---------      ---      -------      -------      -------       -----       --------
Balance at June 28, 1997 .....      8,687,615       87       56,860       26,053       (1,379)         --         81,621

   Net income ................             --       --           --          670           --          --            670
   Exercise of options .......         14,236       --          195           --           --          --            195
   Purchase of 25,000 shares
     of treasury stock .......             --       --           --           --           --        (570)          (570)
   Foreign currency adjustment             --       --           --           --         (144)         --           (144)
                                    ---------      ---      -------      -------      -------       -----       --------
Balance at September 27,  1997      8,701,851      $87      $57,055      $26,723      $(1,523)      $(570)      $ 81,772
                                    =========      ===      =======      =======      =======       =====       ========


                             See accompanying notes

                             CANNONDALE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                            SEPTEMBER 27, 1997   SEPTEMBER 28, 1996
                                                            ------------------   ------------------
                                                               (UNAUDITED)         (UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........            $   450             $ 2,503
                                                                 -------             -------
INVESTING ACTIVITIES:
Capital expenditures ................................             (3,357)             (1,647)
                                                                 -------             -------
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock ..........                195                   7
Purchase of Cannondale Corporation common shares for
    treasury ........................................               (570)                 --
Net proceeds from (repayments of) borrowings under
    short-term revolving credit agreements ..........                 75              (2,414)
Net proceeds from borrowings under long-term debt and
    capital lease agreements ........................              2,161               2,896
                                                                 -------             -------
Net cash provided by financing activities ...........              1,861                 489
                                                                 -------             -------
Effect of exchange rate changes on cash .............                241                 (39)
                                                                 -------             -------
Net increase (decrease) in cash .....................               (805)              1,306
Cash at beginning of period .........................              5,521               4,305
                                                                 -------             -------
Cash at end of period ...............................            $ 4,716             $ 5,611
                                                                 =======             =======


                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 28, 1997 included in the Company's Annual Report on Form 10-K/A.

2. INVENTORY

The components of inventory are as follows (in thousands):

                                             SEPTEMBER 27,                              SEPTEMBER 28,
                                                 1997             JUNE 28, 1997            1996
                                                 ----             -------------            ----
                                             (UNAUDITED)                                (UNAUDITED)
Raw materials .....................            $ 21,151             $ 13,394             $ 18,826
Work-in process ...................               2,798                1,455                2,764
Finished goods ....................              15,740               16,325               16,615
Less reserve for obsolete inventory              (1,220)              (1,069)              (1,460)
                                               --------             --------             --------
                                               $ 38,469             $ 30,105             $ 36,745
                                               ========             ========             ========

3.  EARNINGS PER SHARE AMOUNTS

         Earnings per share of common stock are computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each period. The weighted average number of shares of common stock and common stock equivalents used in the computation of earnings per share was 8,940,564 and 9,052,445 for the three-month periods ended September 27, 1997 and September 28, 1996, respectively. Common stock equivalents include options to purchase common stock.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic (primary) earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share of $.01 per share for the three-month periods ended September 27, 1997 and September 28, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

4.  SUBSEQUENT EVENT

         In order to accommodate the capital requirements of the Company's program to repurchase up to 1,000,000 shares of its common stock, in September 1997, the Company and its lender agreed to amend its revolving credit facility to allow the Company and its subsidiaries to borrow up to $70,000,000. The amendment to the revolving credit facility, dated October 14, 1997, includes adjustments to specified levels of tangible net worth and cash flow levels that the Company must maintain.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales. Net sales increased from $30.9 million in the first quarter of fiscal 1997 to $34.3 million in the first quarter of fiscal 1998, an increase of $3.4 million or 11.1%. Compared to the same period last year, net sales, adjusted for the effect of a stronger U.S. dollar for the three-month period ended September 27, 1997, increased 21%. The increase in sales was a result of the continued worldwide demand for Cannondale products and a sales mix that favored international markets.

Gross Profit. Gross profit was $11.4 million in the first quarter of fiscal 1998, an increase of $1.2 million, or 11.0%, over the gross profit in the first quarter of fiscal 1997 of $10.2 million. The increase in gross profit was a result of the continued worldwide demand for Cannondale products. Gross profit as a percentage of net sales in the first quarter of fiscal 1998 was static at 33.1% for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Gross profit benefited from a sales mix that favored international markets, cost-reduction programs and the Company's continued integration of proprietary technology through the use of its Cannondale bicycle frames, CODA components and HeadShok suspension systems. The benefit of these factors was offset by the effect of a stronger U.S. dollar on sales by the Company's foreign subsidiaries.

Operating Expenses. Operating expenses were $10.2 million for the first quarter of fiscal 1998, an increase of approximately $1.1 million, or 12.4%, over the first quarter of fiscal 1997 of $9.1 million.

Increased selling, general and administrative expenses, offset by a stronger U.S. dollar, were directly associated with increased sales, additional personnel primarily relating to the expanded field-sales force and costs incurred to support the Saeco professional road cycling team. As a percentage of sales, selling, general and administrative expenses remained at approximately 27% for the first three months of fiscal 1998 compared to the first three months of fiscal 1997.

The increase in research and development expenses reflects the Company's commitment to improvement of its current products and the generation of new products and manufacturing processes. As a percentage of sales, the Company increased its investment in research and development expense to 3.3% for the first three months of fiscal 1998 compared to 2.5% for the first three months of fiscal 1997.

Other income (expense). Adjusted for capitalized interest costs related to the construction of the Company's new headquarters facility and the expansion of the manufacturing facility, interest expense for the first quarter of fiscal 1998 was $250,000, a decrease of approximately $99,000 from the first quarter of fiscal 1997. In the first quarter of fiscal 1998, higher average borrowings were more than offset by lower interest rates available under the Company's unsecured multi-currency revolving credit facility. The increase in other income in the first quarter of fiscal 1998 primarily represents the receipt of finance charges payable by dealers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $450,000 for the first three months of fiscal 1998, a decrease of $2.1 million compared to the $2.5 million provided for the first three months of fiscal 1997. The decrease in cash provided by operating activities is primarily attributable to relatively larger increases in inventory and prepaid expenses during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, offset by a net increase in cash provided by trade receivables. Due to the seasonality of the business, higher inventory levels are typical for the first quarter of the fiscal year in anticipation of second and third quarter shipments.

Capital expenditures were $3.4 million for the first three months of fiscal 1998, compared to $1.6 million in the first three months of fiscal 1997. The increase in spending primarily reflects the Company's investment in the Company's new administrative headquarters and research and development facility and the expansion of the Company's production facility, which is required to support the increases in production volume and to support future growth.

Net cash provided by financing activities for the first three months of fiscal 1998 was $1.9 million, an increase of approximately $1.4 million compared to the $489,000 for the first three months of fiscal 1997. The net cash provided by financing activities in fiscal 1998 primarily reflects the net proceeds from borrowings under the Company's long-term revolving credit facility to meet its operating and capital requirements, and to finance the Company's program to repurchase shares of its common stock. The company is authorized to repurchase up to 1,000,000 shares of its common stock at an aggregate price not to exceed $20 million. In order to accommodate the capital requirements of the repurchase program, in September 1997, the Company and its lender agreed to amend the Company's revolving credit facility to allow the Company and its subsidiaries to borrow up to $70 million. The amendment to the revolving credit facility, dated October 14, 1997, includes adjustments to specified levels of tangible net worth and cash flow levels that the Company must maintain.

The Company expects that cash flow generated by its operations and borrowings under the revolving credit facilities will be sufficient to meet its planned operating and capital requirements, and to accommodate the capital requirements of the Company's share repurchase program for the foreseeable future.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                PAGE
                                                                         ----
         (a) Index to Exhibits                                             12

         (b) Reports on Form 8-K
                  On September 4, 1997, the Registrant filed a report on
               Form 8-K relating to its Stock Repurchase Program pursuant to which program the Registrant may repurchase up to 1,000,000 shares of its Common Stock.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CANNONDALE CORPORATION


Date: November 12, 1997                    /s/  William A. Luca
                                           ------------------------------------
                                           William A. Luca
                                           Vice President of Finance, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                             and authorized signatory)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
11                Statement re: Computation of
                  Earnings per Common Share

27                Financial Data Schedule