Form 10-Q
period 1997-12-27
CANNONDALE CORP /
filed 1998-02-10
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 27, 1997

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



                     16 TROWBRIDGE DRIVE, BETHEL, CT 06801
          (Address of principal executive offices, including zip code)

                                 (203) 749-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No and (2) has been subject to such filing requirements for the past 90 days Yes [X] No .

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 2, 1998 was 8,331,948.

CANNONDALE CORPORATION

                                      INDEX

                                                                                        Page
                                                                                        ----
Part I Financial Information
       Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets as of December 27, 1997,          3
                    June 28, 1997 and December 28, 1996

                  Condensed Consolidated Statements of Earnings for the three             4
                    and six months ended December 27, 1997 and December 28, 1996

                  Condensed Consolidated Statements of Cash Flows for the six             5
                    months ended December 27, 1997 and December 28, 1996

                  Notes to Condensed Consolidated Financial Statements                    6

       Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  8



Part II Other Information                                                                10

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     DECEMBER 27, 1997    JUNE 28, 1997   DECEMBER 28, 1996
                                                     -----------------    -------------   -----------------
                                                        (UNAUDITED)                           (UNAUDITED)
ASSETS
Current assets:
  Cash ...............................................  $   1,469          $   5,521          $   2,019
  Trade accounts receivable, less allowances of
    $8,227, $6,432 and $7,176 ........................     67,436             61,272             59,417
  Inventory ..........................................     39,553             30,105             37,309
  Deferred income taxes ..............................      2,639              2,623              2,805
  Prepaid expenses and other current assets ..........      3,373              2,386              1,690
                                                        ---------          ---------          ---------
Total current assets .................................    114,470            101,907            103,240
Property, plant and equipment, net ...................     28,873             23,105             18,675
Other assets .........................................      3,235              2,272              1,358
                                                        ---------          ---------          ---------
Total assets .........................................  $ 146,578          $ 127,284          $ 123,273
                                                        =========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................  $  15,212          $  12,330          $  12,928
  Revolving credit advances ..........................      1,129              1,022              2,995
  Income taxes payable ...............................      2,660              2,946              1,425
  Warranty and other accrued expenses ................      6,255              6,001              5,667
  Payroll and other employee related benefits ........      1,224              1,850              1,366
  Current installments of long-term debt .............        477                562              1,425
                                                        ---------          ---------          ---------
Total current liabilities ............................     26,957             24,711             25,806
Long-term debt, less current installments ............     37,803             20,319             25,199
Deferred income taxes ................................        327                339                 96
Other noncurrent liabilities .........................        275                294                294
                                                        ---------          ---------          ---------
Total liabilities ....................................     65,362             45,663             51,395
                                                        ---------          ---------          ---------

Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 40,000,000
    Issued 8,702,126 shares,
    Issued and outstanding shares -
    8,687,615 and 8,616,241 ..........................         87                 87                 86
  Additional paid-in capital .........................     57,057             56,860             56,029
  Retained earnings ..................................     30,566             26,053             16,189
  Less 227,000 shares in treasury at cost ............     (4,774)              --                 --
  Cumulative translation adjustment ..................     (1,720)            (1,379)              (426)
                                                        ---------          ---------          ---------
Total stockholders' equity ...........................     81,216             81,621             71,878
                                                        ---------          ---------          ---------
Total liabilities and stockholders' equity ...........  $ 146,578          $ 127,284          $ 123,273
                                                        =========          =========          =========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)


                                            THREE MONTHS      THREE MONTHS          SIX MONTHS          SIX MONTHS
                                               ENDED              ENDED               ENDED                ENDED
                                          DECEMBER 27, 1997  DECEMBER 28, 1996   DECEMBER 27, 1997    DECEMBER 28, 1996
                                          -----------------  -----------------   -----------------    -----------------
                                            (UNAUDITED)        (UNAUDITED)         (UNAUDITED)          (UNAUDITED)

Net sales ...................................  $ 47,701          $ 41,294             $ 82,010          $ 72,174
Cost of sales ...............................    30,137            25,396               53,089            46,048
                                               --------          --------             --------          --------
Gross profit ................................    17,564            15,898               28,921            26,126
                                               --------          --------             --------          --------

Expenses:
   Selling, general and administrative ......     9,736             9,451               18,841            17,790
   Research and development .................     1,598               905                2,717             1,662
                                               --------          --------             --------          --------
                                                 11,334            10,356               21,558            19,452
                                               --------          --------             --------          --------
Operating income ............................     6,230             5,542                7,363             6,674
                                               --------          --------             --------          --------

Other income (expense):
  Interest expense ..........................      (382)             (339)                (561)             (688)
  Other income (expense) ....................       132                17                  280                (9)
                                               --------          --------             --------          --------
                                                   (250)             (322)                (281)             (697)
                                               --------          --------             --------          --------

Income before income taxes ..................     5,980             5,220                7,082             5,977
Income tax expense ..........................    (2,137)           (2,067)              (2,569)           (2,335)
                                               --------          --------             --------          --------
Net income ..................................  $  3,843          $  3,153             $  4,513          $  3,642
                                               ========          ========             ========          ========

Basic income per common share: ..............  $     45          $     37             $     52          $     42
                                               ========          ========             ========          ========


Diluted income per common share: ............  $     43          $     35             $     51          $     41
                                               ========          ========             ========          ========


                             See accompanying notes

                             CANNONDALE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      SIX MONTHS ENDED    SIX MONTHS ENDED
                                                      DECEMBER 27, 1997  DECEMBER 28, 1996
                                                      -----------------  -----------------
                                                         (UNAUDITED)         (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES ...........         $ (9,685)         $(11,154)
                                                          --------          --------

INVESTING ACTIVITIES:
Capital expenditures ............................           (7,635)           (3,453)
Proceeds from sale of headquarters facility .....             --               1,676
                                                          --------          --------
Net cash used in investing activities ...........           (7,635)           (1,777)
                                                          --------          --------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock ......              197                64
Payments for the purchase of treasury stock .....           (4,774)             --
Net proceeds from (repayments of) borrowings
  under short-term revolving credit agreements ..              214            (1,635)
Net proceeds from borrowings under long-term debt
 and capital lease agreements ...................           17,437            11,972
                                                          --------          --------
Net cash provided by financing activities .......           13,074            10,401
                                                          --------          --------

Effect of exchange rate changes on cash .........              194               244
                                                          --------          --------

Net decrease in cash ............................           (4,052)           (2,286)
Cash at beginning of period .....................            5,521             4,305
                                                          --------          --------
Cash at end of period ...........................         $  1,469          $  2,019
                                                          ========          ========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 28, 1997 included in the Company's Annual Report on Form 10-K/A.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

2.  INVENTORY

The components of inventory are as follows (in thousands):

                                           DECEMBER 27,                        DECEMBER 28,
                                              1997         JUNE 28, 1997          1996
                                              ----         -------------          ----
                                           (UNAUDITED)                         (UNAUDITED)
Raw materials .....................         $ 22,422          $ 13,394          $ 19,802
Work-in-process ...................            1,964             1,455             2,614
Finished goods ....................           15,771            16,325            16,117
Less reserve for obsolete inventory             (604)           (1,069)           (1,224)
                                            --------          --------          --------
                                            $ 39,553          $ 30,105          $ 37,309
                                            ========          ========          ========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.  EARNINGS PER SHARE AMOUNTS


The following table sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED  THREE MONTHS ENDED   SIX MONTHS ENDED    SIX MONTHS ENDED
                                             DECEMBER 27, 1997   DECEMBER 28, 1996   DECEMBER 27, 1997    DECEMBER 28, 1996
                                             -----------------   -----------------   -----------------    -----------------
                                                (UNAUDITED)         (UNAUDITED)         (UNAUDITED)          (UNAUDITED)

NUMERATOR:

Numerator for basic and diluted
 earnings per share - income available to
 common stockholders ...................            $3,843            $3,153               $4,513            $3,642
                                                    ======            ======               ======            ======

DENOMINATOR:

Denominator for basic earnings per
 share - weighted-average shares .......             8,621             8,614                8,653             8,613
Effect of dilutive securities:
   Employee stock options ..............               297               298                  277               293
                                                    ------            ------               ------            ------
Denominator for diluted earnings per
 share - adjusted weighted-average
 shares and assumed conversions ........             8,918             8,912                8,930             8,906
                                                    ======            ======               ======            ======

Basic income per common share ..........            $  .45            $  .37               $  .52            $  .42
                                                    ======            ======               ======            ======

Diluted income per common share ........            $  .43            $  .35               $  .51            $  .41
                                                    ======            ======               ======            ======

The following table sets forth the options to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive:

                                             OPTIONS  RANGE OF EXERCISE PRICES
                                             ------   ------------------------
Three months ended December 27, 1997 .....    51,850      $22.50 to $22.63
Three months ended December 28, 1996 .....     5,000                $21.50
Six months ended December 27, 1997 .......    86,561      $21.31 to $22.63
Six months ended December 28, 1996 .......     5,000                $21.50

4.  LONG-TERM DEBT

         The Company and its lender amended its revolving credit facility to allow the Company and its subsidiaries to borrow up to $70,000,000 to accommodate the capital requirements of the Company's program to repurchase up to 1,000,000 shares of its common stock at an aggregate price not to exceed $20,000,000. The amendment to the revolving credit facility, dated October 14, 1997, includes adjustments to specified levels of tangible net worth and cash flow levels that the Company must maintain.


5.  STOCKHOLDERS' EQUITY

         On December 19, 1997, the Company adopted a Stockholders' Rights plan in which rights to purchase shares of Company common stock were distributed as dividends, one right per share, to record owners of common stock as of the close of business on December 22, 1997. Upon becoming exercisable, each right entitles holders to purchase a certain amount of common stock. The rights are not exercisable, however, until a person or group acquires more than 20% of common stock or announces a tender offer which would result in the ownership of more than 20% of the common stock.

         At the Company's annual meeting held November 12, 1997, the stockholders of the Company approved an increase in the number of authorized shares of common stock, par value $.01 per share, from 18,000,000 to 40,000,000.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales. Net sales increased from $41.3 million in the second quarter of fiscal 1997 to $47.7 million in the second quarter of fiscal 1998, an increase of $6.4 million or 15.5%. For the first six months, net sales increased 13.6% from $72.2 million in fiscal 1997 to $82.0 million in fiscal 1998, an increase of $9.8 million. The increase in sales was a result of the continued worldwide demand for Cannondale products and a sales mix that favored international markets.

Gross Profit. Gross profit as a percentage of net sales decreased to 36.8% for the second quarter of fiscal 1998 compared to 38.5% for the second quarter of fiscal 1997. The gross profit for the second quarter of 1998 was $17.6 million, an increase of $1.7 million, or 10.5%, over the gross profit of $15.9 million for the second quarter of fiscal 1997. For the first six months of fiscal 1998, gross profit as a percentage of net sales decreased to 35.3% compared to 36.2% in fiscal 1997. The gross profit for the first six months of fiscal 1998 was $28.9 million, an increase of $2.8 million, or 10.7%, over the gross profit of $26.1 million for the for the first six months of fiscal 1997. In both periods, the lower gross-profit rate primarily reflects the effect of a stronger U.S. dollar on sales by the Company's foreign subsidiaries as the cost of materials purchased from the U.S. increased compared to the same period last year. The impact of the stronger U.S. dollar offset the benefits of a mix that favored international markets, cost-reduction programs and the Company's continued integration of proprietary technology through the use of its Cannondale bicycle frames, CODA components and HeadShok suspension systems.

Operating Expenses. Operating expenses were $11.3 million for the second quarter of fiscal 1998, an increase of approximately $900,000, or 9.4%, over the second quarter of fiscal 1997 of $10.4 million. For the first six months of fiscal 1998, operating expenses were $21.6 million, an increase of approximately $2.1 million, or 10.8%, over the first six months of fiscal 1997 of $19.5 million.

For both periods, increased selling, general and administrative expenses, offset by the effect of a stronger U.S. dollar, were directly associated with increased sales, additional personnel primarily related to the expanded field-sales force, and increased investment in international marketing to support the Company's current and planned growth. As a percentage of net sales, selling, general and administrative expenses improved to 20.4% compared to 22.9% during the prior-year quarter.

The increase in research and development expenses reflects the Company's commitment to the improvement of its current products and the generation of new products and manufacturing processes. During the second quarter of fiscal 1998, as a percentage of net sales, the Company increased its investment in research and development to 3.4% compared to 2.2% during the prior year quarter.

Other income (expense). Adjusted for capitalized interest costs related to the construction of the Company's new headquarters facility and the expansion of the manufacturing facility, interest expense for the second quarter of fiscal 1998 was $399,000, an increase of approximately $60,000 from the second quarter of fiscal 1997. For the first six months of fiscal 1998, interest expense, adjusted for capitalized interest costs was $649,000, a decrease of approximately $39,000 from the first six months of fiscal 1997. In both periods, higher average borrowings were offset by lower interest rates available under the Company's unsecured multi-currency revolving credit facility.

The increase in other income in the second quarter, and for the first six months of fiscal 1998 compared to fiscal 1997 primarily represents the receipt of finance charges payable by dealers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $9.7 million for the first six months of fiscal 1998, a decrease of $1.5 million compared to the $11.2 million used for the first six months of fiscal 1997. The net use of cash is typical for the first six months of the fiscal year due to seasonal activity, which includes higher inventory levels in anticipation of third quarter shipments and seasonal terms offered to dealers through the Company's Authorized Retailer Program. The reduction in the use of cash from operating activities in fiscal 1998 compared to the prior year was primarily attributed to a higher rate of cash collections from dealers and increased net income.

Capital expenditures were $7.6 million for the first six months of fiscal 1998, compared to $3.5 million in the first six months of fiscal 1997. The increase in spending primarily reflects the Company's investment in its new administrative headquarters and research and development facility and the expansion of the Company's production facility, which was required to support increases in production volume and to support future growth. During fiscal 1997, the proceeds from the sale of the Company's former headquarters facility, $1.7 million, were reinvested in this expansion.

Net cash provided by financing activities for the first six months of fiscal 1998 was $13.1 million, an increase of $2.7 million compared to the $10.4 million for the first six months of fiscal 1997. Net cash provided by financing activities in the first six months of the fiscal year primarily represents borrowings under the Company's long-term revolving credit facility to meet its operating and capital requirements. The increase in proceeds from borrowings under the long-term debt agreement in fiscal 1998 primarily reflects the effect of the repurchase of $4.8 million of the Company's common stock. The Company is authorized to repurchase up to 1,000,000 shares of its common stock at an aggregate price not to exceed $20 million. In order to accommodate the capital requirements of the repurchase program, on October 14, 1997, the Company and its lender amended its revolving credit facility to allow the Company and its subsidiaries to borrow up to $70 million. The amendment to the revolving credit facility includes adjustments to specified levels of tangible net worth and cash flow levels that the Company must maintain.

The Company expects that cash flow generated by its operations and borrowings under the revolving credit facilities will be sufficient to meet its planned operating and capital requirements, and to accommodate the capital requirements of the Company's share repurchase program for the foreseeable future.

                            PART II OTHER INFORMATION




ITEM 2. CHANGE IN SECURITIES

As reported on Form 8-K dated December 23, 1997, on December 19, 1997, the Board of Directors of the Company adopted a Stockholders Rights Plan and declared a dividend distribution of one common share purchase right for each outstanding share of common stock, par value $.01 per share, of the Company.

At the Company's annual meeting held November 12, 1997, the stockholders of the Company approved an increased in the number of authorized shares of common stock, par value $.01 per share, from 18,000,000 to 40,000,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Stockholders was held on November 12, 1997. The following matters were acted upon:

a. The election of two Class III Directors to serve for the ensuing three years. Mr. William A. Luca was elected as a Director with 6,680,808 votes for, 42,250 votes withheld and zero votes abstaining. Mr. Richard
         J. Resch was elected as a Director with 6,680,571 votes for, 46,487 votes withheld and zero votes abstaining. Class I Directors, whose term of office expires in 1998, are Michael Carter, Joseph S. Montgomery and Michael Stimola. Class II Directors, whose term of office expires in 1999, are Tarek Abdel Meguid, James Scott Montgomery and John H.T. Wilson.

b. An increase in the number of authorized shares of common stock, par value $.01 per share, to 40,000,000 shares. Of the votes cast, there were 5,239,009 for the increase, 1,475,474 against, and 12,575 abstained.

c. The ratification of the selection by the Board of Directors of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ending June 27, 1998. Of the votes cast, there were 6,711,130 votes for the ratification, 4,268 votes against, and 11,300 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                                                            PAGE
                                                                            ----
         (a) Index to Exhibits                                               12

         (b) Reports on Form 8-K

                On December 23, 1997, the Registrant filed a report on Form
                8-K. The Registrant reported that on December 19, 1997, the
                Board of Directors of the Company adopted a Stockholders
                Rights Plan and declared a dividend distribution of one common share purchase right for each outstanding share of common stock, par value $.01 per share, of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CANNONDALE CORPORATION


Date: February 10, 1998                   /s/  William A. Luca
                                          -------------------------------
                                          William A. Luca
                                          Vice President of Finance, Treasurer
                                          and Chief Financial Officer
                                          (Principal Financial Officer
                                            and authorized signatory)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

10.1.10  First Amendment to Credit Agreement, dated October 14, 1997, among the
         Company, certain subsidiaries of the Company and NationsBank, N.A., ABN
         AMRO Bank N.V., Fleet National Bank, The Chase Manhattan Bank and State
         Street Bank and Trust Company.

27       Financial Data Schedule