Form 10-Q
period 1998-03-28
CANNONDALE CORP /
filed 1998-05-11
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q










    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 28, 1998

                                       OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), Yes X No     and (2) has been subject to such
filing requirements for the past 90 days Yes X No    .

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 4, 1998 was 8,108,088.

CANNONDALE CORPORATION

                                      INDEX

                                                                                           Page
                                                                                           ----
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 28, 1998,
                     June 28, 1997 and March 29, 1997                                        3

                  Condensed Consolidated Statements of Earnings for the three
                     and nine months ended March 28, 1998 and March 29, 1997                 4

                  Condensed Consolidated Statements of Cash Flows for the nine
                     months ended March 28, 1998 and March 29, 1997                          5

                  Notes to Condensed Consolidated Financial Statements                       6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  8



Part II  Other Information                                                                  11

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      MARCH 28, 1998   JUNE 28, 1997    MARCH 29, 1997
                                                      --------------   -------------    --------------
                                                       (UNAUDITED)                        (UNAUDITED)
ASSETS
Current assets:
    Cash ........................................       $   1,189        $   5,521        $   3,088
    Trade accounts receivable, less allowances of
       $8,979, $6,432 and $7,805 ................          77,484           61,272           76,183
    Inventory ...................................          39,845           30,105           33,077
    Deferred income taxes .......................           1,903            2,623            2,985
    Prepaid expenses and other current assets ...           3,425            2,386            1,637
                                                        ---------        ---------        ---------
Total current assets ............................         123,846          101,907          116,970
Property, plant and equipment, net ..............          30,792           23,105           20,402
Other assets ....................................           3,051            2,272            1,611
                                                        ---------        ---------        ---------
Total assets ....................................       $ 157,689        $ 127,284        $ 138,983
                                                        =========        =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ............................       $  14,475        $  12,330        $  12,813
    Revolving credit advances ...................           1,484            1,022            3,419
    Income taxes payable ........................             535            2,946            3,289
    Warranty and other accrued expenses .........           8,359            7,851            6,555
    Current installments of long-term debt ......             389              562            1,307
                                                        ---------        ---------        ---------
Total current liabilities .......................          25,242           24,711           27,383
Long-term debt, less current installments .......          53,045           20,319           33,608
Deferred income taxes ...........................             422              339              165
Other noncurrent liabilities ....................             275              294              294
                                                        ---------        ---------        ---------
Total liabilities ...............................          78,984           45,663           61,450
                                                        ---------        ---------        ---------

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 40,000,000
       Issued 8,711,088 shares,
       Issued and outstanding shares -
        8,687,615 and 8,673,634 .................              87               87               87
    Additional paid-in capital ..................          57,196           56,860           56,710
    Less 505,000 shares in treasury at cost .....         (10,133)            --               --
    Retained earnings ...........................          33,752           26,053           21,741
    Cumulative translation adjustment ...........          (2,197)          (1,379)          (1,005)
                                                        ---------        ---------        ---------
Total stockholders' equity ......................          78,705           81,621           77,533
                                                        ---------        ---------        ---------
Total liabilities and stockholders' equity ......       $ 157,689        $ 127,284        $ 138,983
                                                        =========        =========        =========


                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT FOR PER-SHARE DATA)


                                              THREE MONTHS    THREE MONTHS   NINE MONTHS      NINE MONTHS
                                                 ENDED           ENDED          ENDED            ENDED
                                               MARCH 28,       MARCH 29,      MARCH 28,        MARCH 29,
                                               ---------       ---------      ---------        ---------
                                                  1998            1997           1998             1997
                                                  ----            ----           ----             ----
                                              (UNAUDITED)     (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
Net sales ..............................       $ 45,305        $ 48,229        $ 127,315        $ 120,403
Cost of sales ..........................         28,101          28,698           81,191           74,747
                                               --------        --------        ---------        ---------
Gross profit ...........................         17,204          19,531           46,124           45,656
                                               --------        --------        ---------        ---------

Expenses:
     Selling, general and administrative         10,277           9,436           29,118           27,225
     Research and development ..........          1,552             946            4,269            2,608
                                               --------        --------        ---------        ---------
                                                 11,829          10,382           33,387           29,833
                                               --------        --------        ---------        ---------
Operating income .......................          5,375           9,149           12,737           15,823
                                               --------        --------        ---------        ---------

Other income (expense):
     Interest expense...................           (685)           (543)          (1,246)          (1,231)
     Other income ......................            229             290              509              281
                                               --------        --------        ---------        ---------
                                                   (456)           (253)            (737)            (950)
                                               --------        --------        ---------        ---------
Income before income taxes .............          4,919           8,896           12,000           14,873
Income tax expense .....................         (1,733)         (3,344)          (4,301)          (5,679)
                                               --------        --------        ---------        ---------
Net income .............................       $  3,186        $  5,552        $   7,699        $   9,194
                                               ========        ========        =========        =========

Basic income per common share:
     Net income ........................       $    .38        $    .64        $     .90        $    1.07
                                               ========        ========        =========        =========

Diluted income per common share:
     Net income ........................       $    .37        $    .62        $     .87        $    1.03
                                               ========        ========        =========        =========


                             See accompanying notes

                             CANNONDALE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      NINE MONTHS ENDED  NINE MONTHS ENDED
                                                        MARCH 28, 1998     MARCH 29, 1997
                                                        --------------     --------------
                                                         (UNAUDITED)        (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES ...............       $(17,832)       $(18,216)
                                                            --------        --------

INVESTING ACTIVITIES:
Capital expenditures ................................        (10,610)         (6,215)
Proceeds from sale of headquarters facility .........           --             1,676
                                                            --------        --------
Net cash used in investing activities ...............        (10,610)         (4,539)
                                                            --------        --------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock ..........            337             746
Payments for the purchase of treasury stock .........        (10,133)           --
Net proceeds from (repayments of) borrowings under
    short-term revolving credit agreements ..........            585            (987)
Net proceeds from borrowings under long-term debt and
    capital lease agreements ........................         32,765          20,987
                                                            --------        --------
Net cash provided by financing activities ...........         23,554          20,746
                                                            --------        --------

Effect of exchange rate changes on cash .............            556             792
                                                            --------        --------


Net decrease in cash ................................         (4,332)         (1,217)
Cash at beginning of period .........................          5,521           4,305
                                                            --------        --------
Cash at end of period ...............................       $  1,189        $  3,088
                                                            ========        ========



                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 28, 1997 included in the Company's Annual Report on Form 10-K/A.

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

2.  INVENTORY

The components of inventory are as follows (in thousands):

                                          MARCH 28,                      MARCH 29,
                                          ---------                      ---------
                                            1998       JUNE 28, 1997        1997
                                            ----       -------------        ----
                                         (UNAUDITED)                    (UNAUDITED)

Raw materials .....................       $ 21,255        $ 13,394        $ 14,888
Work-in-process ...................          2,481           1,455           1,834
Finished goods ....................         17,239          16,325          17,162
Less reserve for obsolete inventory         (1,130)         (1,069)           (807)
                                          --------        --------        --------
                                          $ 39,845        $ 30,105        $ 33,077
                                          ========        ========        ========

\                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.  EARNINGS PER SHARE AMOUNTS


The following table sets forth the computation of basic and diluted earnings per share:


                                               THREE MONTHS        THREE MONTHS        NINE MONTHS      NINE MONTHS
                                                  ENDED               ENDED              ENDED             ENDED
                                                MARCH 28,           MARCH 29,          MARCH 28,         MARCH 29,
                                                ---------           ---------          ---------         ---------
                                                   1998               1997               1998              1997
                                                   ----               ----               ----              ----
                                               (UNAUDITED)         (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
NUMERATOR:
Numerator for basic and diluted
   earnings per share - income available
   to common stockholders ................       $3,186             $5,552             $7,699             $9,194
                                                 ======             ======             ======             ======

DENOMINATOR:
Denominator for basic earnings per share -
   weighted-average shares ...............        8,343              8,648              8,550              8,625
Effect of dilutive securities:
   Employee stock options ................          266                312                272                299
                                                 ------             ------             ------             ------

Denominator for diluted earnings per share
   - adjusted weighted-average shares and
   assumed conversions ...................        8,609              8,960              8,822              8,924
                                                 ======             ======             ======             ======

Basic earnings per share .................       $  .38             $  .64             $  .90             $ 1.07
                                                 ======             ======             ======             ======

Diluted earnings per share ...............       $  .37             $  .62             $  .87             $ 1.03
                                                 ======             ======             ======             ======


The following table sets forth the options to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive:

                                                              OPTIONS    RANGE OF EXERCISE PRICES
                                                              -------    ------------------------

Three months ended March 28, 1998................              133,636      $20.69 - $22.63
Three months ended March 29, 1997................               46,718      $21.50 - $22.63
Nine months ended March 28, 1998.................              102,277      $20.69 - $22.63
Nine months ended March 29, 1997.................               18,753      $21.50 - $22.63

4.  STOCK OPTIONS

On March 27, 1998, an aggregate of 509,426 options to purchase common stock with exercise prices in excess of $17.63 were canceled and new options were issued in replacement thereof with exercise prices of $16.50.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales. Net sales decreased from $48.2 million in the third quarter of fiscal 1997 to $45.3 million in the third quarter of fiscal 1998, a decrease of $2.9 million or 6.1%. The decrease in sales for the quarter was primarily caused by a reduction in inventory by many of the Company's domestic dealers and bad weather in the United States. For the first nine months, net sales increased 5.7% from $120.4 million in fiscal 1997 to $127.3 million in fiscal 1998, an increase of $6.9 million. The increase in sales for the first nine months of fiscal 1998 was a primarily a result of strong international demand for Cannondale products.

Gross Profit. Gross profit as a percentage of net sales decreased to 38.0% for the third quarter of fiscal 1998 compared to 40.5% for the third quarter of fiscal 1997. The gross profit for the third quarter of 1998 was $17.2 million, a decrease of $2.3 million, or 11.9% below the gross profit of $19.5 million for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, gross profit as a percentage of net sales decreased to 36.2% compared to 37.9% in fiscal 1997. The gross profit for the first nine months of fiscal 1998 was $46.1 million, an increase of approximately $400,000 over the gross profit of $45.7 million for the for the first nine months of fiscal 1997. In both periods, the lower gross-profit rate primarily reflects the effect of a stronger U.S. dollar on sales by the Company's foreign subsidiaries, as the cost of materials purchased from the U.S. increased compared to the same period last year. The impact of the stronger U.S. dollar offset the benefits of a mix that favored international markets, cost-reduction programs and the Company's continued integration of proprietary technology through the use of its Cannondale bicycle frames, CODA components and HeadShok suspension systems.

Operating Expenses. Operating expenses were $11.8 million for the third quarter of fiscal 1998, an increase of approximately $1.4 million, or 13.9% over the third quarter fiscal 1997 operating expenses of $10.4 million. For the first nine months of fiscal 1998, operating expenses were $33.4 million, an increase of approximately $3.6 million, or 11.9% over the $29.8 million recorded for the first nine months of fiscal 1997.

For both periods, increased selling, general and administrative expenses, offset by the effect of a stronger U.S. dollar, were primarily associated with meeting the Company's current and planned growth objectives. The additional expenses related to personnel hired for the expanded field-sales force, increased investment in international marketing, increased depreciation expense associated with the growth of capital expenditures and expenses associated with upgrading the Company's shipping system. As a percentage of net sales, selling, general and administrative expenses remained relatively constant during the first nine months of fiscal 1998 at 22.9%, compared to 22.6% during the prior-year period.

The increase in research and development expenses reflects the Company's commitment to innovation and the generation of new products and manufacturing processes. During the first nine months of fiscal 1998, as a percentage of net sales, the Company increased its investment in research and development to 3.4% compared to 2.2% during the prior-year period.

Other income (expense). Interest expense for the third quarter of fiscal 1998 was $685,000, an increase of approximately $142,000 from the third quarter of fiscal 1997. Adjusted for capitalized interest costs related to the construction of the Company's new headquarters facility and the expansion of the manufacturing facility, interest expense for the first nine months of fiscal 1998 was $1.3 million, an increase of approximately $103,000 from the first nine months of fiscal 1997. In both periods, the increase in interest expense reflects the effect of higher average borrowings primarily relating to the Company's common stock repurchase program and increased capital expenditures, partially offset by lower interest rates available under the Company's unsecured multi-currency revolving credit facility.

In both periods, other income primarily represents the receipt of finance charges payable by dealers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $17.8 million for the first nine months of fiscal 1998, which was relatively constant compared to the $18.2 million used for the first nine months of fiscal 1997. The net use of cash is typical for the first nine months of the fiscal year due to seasonal activity, which includes higher working capital requirements during the busiest shipping period of the fiscal year and seasonal terms offered to dealers through the Company's Authorized Retailer Program.

Capital expenditures were $10.6 million for the first nine months of fiscal 1998, compared to $6.2 million in the first nine months of fiscal 1997. The increase in spending primarily reflects the completion of the Company's new administrative headquarters and research and development facility and the expansion of the Company's production facility in fiscal 1998, which was required to support increases in production volume and to support future growth. During fiscal 1997, the proceeds from the sale of the Company's former headquarters facility, $1.7 million, were reinvested in this expansion.

Net cash provided by financing activities for the first six months of fiscal 1998 was $23.6 million, an increase of $2.9 million compared to the $20.7 million for the first nine months of fiscal 1997. Net cash provided by financing activities in the first nine months of the fiscal year primarily represents borrowings under the Company's long-term revolving credit facility to meet its operating and capital requirements. The increase in proceeds from long-term borrowings in fiscal 1998 primarily reflects the investment in its new administrative headquarters and research and development facility and the expansion of the Company's production facility, as well as the effect of the repurchase of $10.1 million of the Company's common stock. The Company is authorized to repurchase up to 1,000,000 shares of its common stock at an aggregate price not to exceed $20 million. In order to accommodate the capital requirements of the repurchase program, on October 14, 1997, the Company and its lenders amended the revolving credit facility to allow the Company and its subsidiaries to borrow up to $70 million. The amendment to the revolving credit facility includes adjustments to specified levels of tangible net worth and cash flow levels that the Company must maintain.

The Company expects that cash flow generated by its operations and borrowings under the revolving credit facilities will be sufficient to meet its planned operating and capital requirements, and to accommodate the capital requirements of the Company's share repurchase program for the foreseeable future.

YEAR 2000 COMPLIANCE

The Company has performed an examination of its hardware and software applications to determine whether the systems it uses to operate its business are prepared to accommodate the year 2000. Upon identifying the applications that require modification to accommodate year 2000 dating, the Company initiated a program to modify the software using third-party service providers. This program is currently in process and the Company anticipates that it will be completed by the end of fiscal year 1999. The Company believes that the cost associated with the modifications of software will not be material to its financial results. In concert with the Company's assessment of its internal systems, it also initiated a program to contact its major third-party suppliers to determine their status with year 2000 compliance. This program is in progress and the Company has not completely assessed the status of its third-party suppliers and the year 2000 problem. Based on its current examination of the year 2000 problem and its progress with modifications to its internal systems, the Company does not anticipate that the year 2000 problem will have a material adverse impact on its operations or its financial condition.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                                             PAGE

         (a) Index to Exhibits                                 13

         (b) Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CANNONDALE CORPORATION


Date: May 11, 1998                       /s/  WILLIAM A. LUCA
                                         ------------------------------------
                                         William A. Luca
                                         Vice President of Finance, Treasurer
                                         and Chief Financial Officer
                                         (Principal Financial Officer
                                           and authorized signatory)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

10.1.11 Credit Agreement, dated February 5, 1998, between Cannondale Europe B.V. and ABN AMRO Bank N.V..

10.68 Change of Control Employment Agreement, dated February 5, 1998, between Cannondale Corporation and William A. Luca.

10.68.1 Change of Control Employment Agreement, dated February 5, 1998, between Cannondale Corporation and Joseph S. Montgomery.

10.68.2 Change of Control Employment Agreement, dated February 5, 1998, between Cannondale Corporation and John Moriarty.

10.68.3 Change of Control Employment Agreement, dated February 5, 1998, between Cannondale Corporation and Daniel C. Alloway.

10.68.4        Cannondale Corporation Change of Control Separation Plan A.

10.68.5        Cannondale Corporation Change of Control Separation Plan B.

27             Financial Data Schedule