Form 10-Q/A
period 1998-03-28
CANNONDALE CORP /
filed 1998-05-12
CIK 930795

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

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                                             PAGE

         (a) Index to Exhibits                                 4

         (b) Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CANNONDALE CORPORATION


Date: May 12, 1998                       /s/  WILLIAM A. LUCA
                                         ------------------------------------
                                         William A. Luca
                                         Vice President of Finance, Treasurer
                                         and Chief Financial Officer
                                         (Principal Financial Officer
                                           and authorized signatory)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

10.1.11* Credit Agreement, dated February 5, 1998, between Cannondale Europe B.V. and ABN AMRO Bank N.V.

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

27*            Financial Data Schedule

__________________
* Filed Previously