Form 10-K405
period 1998-06-27
CANNONDALE CORP /
filed 1998-09-25
CIK 930795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-24884

                             CANNONDALE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      06-0871823
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

             16 TROWBRIDGE DRIVE,                                  06801
             BETHEL, CONNECTICUT                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              Registrant's telephone number, including area code:

                                 (203) 749-7000

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE
                                                            ON WHICH REGISTERED

                     None                                           N/A

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $.01
                          COMMON STOCK PURCHASE RIGHTS

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]          No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     At September 21, 1998, the aggregate market value of the voting stock held by non-affiliates of registrant was $53,288,297 based on the per share closing price on such date, and registrant had 7,448,679 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT RELATING TO THE 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III, AS SET FORTH HEREIN.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL.

     Cannondale Corporation ("Cannondale" or the "Company") is a leading manufacturer of high performance bicycles. The Company's bicycle line has grown from 21 models in its 1992 model year to 66 models in its 1999 model year, the significant majority of which are hand assembled and constructed with hand welded aluminum frames. Cannondale also manufactures and sells other bicycle related products, which include clothing, shoes and bags, and a line of components. In February 1998, the Company announced plans to introduce a line of motocross motorcycles, currently in the prototype phase of development, for shipment in the summer of 1999. The Company was incorporated in Delaware in 1971.

     The Company has experienced growth, with net sales increasing from $54.5 million in fiscal 1991 to $171.5 million in fiscal 1998. The Company believes that the growth in cycling in general, and mountain biking in particular, have contributed to its growth. Industry sources estimate that mountain bikes accounted for 63 percent of all bicycle revenue in the United States in 1997. Based on data from the Bicycle Product Suppliers Association, the high-performance segment of the mountain-bike market has continued to grow as a percentage of the mountain-bike market as a whole, which the Company believes is due in large part to innovations such as lighter weight frames and suspension systems.

PRODUCTS.

     The Company's bicycles are marketed under the Cannondale brand name and "Handmade in USA" logo. The Company's 1999 bicycle line offers 66 models, the vast majority of which feature a Cannondale lightweight hand-welded and hand-assembled aluminum frame. Cannondale's use of aluminum allows it to produce frames that are generally lighter in weight than steel frames. Cannondale bicycles employ wide diameter tubing, which provides greater frame rigidity as well as a distinctive look. Certain Cannondale models also have full or front suspension systems, offering greater comfort and control than non-suspended bikes.

     In June 1997, the Company began shipment of the Raven, a new high performance, full suspension mountain bike. A product of the Company's ongoing research and development, the Raven's frame is composed of lightweight carbon fiber skins bonded to an aluminum spine, providing an even lighter frame weight than its steel and aluminum counterparts.

     There are five major categories of bicycles sold in the adult market: mountain, road racing, multi-sport, recreational and specialty. Mountain bikes have wide knobby tires, straight handlebars and are designed to handle off-road conditions. Road racing bikes are lightweight with thin tires and drop (curved) handlebars. Multi-Sport Bikes have smaller wheels than traditional road bikes with aero-tubed frames designed for triathlon, duathlon and other multi-sport races. Recreational bikes are composed of hybrid bikes which have straight handlebars and more upright riding position of mountain bikes, but use thinner tires, making them suited for on- and off-road use, and smooth-riding bikes which are designed with rider comfort in mind and are primarily for use on bike paths and the growing number of recreational riding areas. The specialty bicycle market encompasses various niche products, including tandem, touring and cyclocross bikes.

     The 66 bicycle models in Cannondale's 1999 model year are distributed in the five major bicycle categories as follows:

                                       NUMBER OF
              CATEGORY                1999 MODELS
              --------                -----------
Mountain Bikes:
  Full Suspension...................      13
  Front Suspension..................      11
  Non-Suspended.....................       1
Road Bikes:
  Front Suspension..................       2
  Non-Suspended.....................      12
  Multi-Sport.......................       3
Recreational:
  Hybrid............................       9         (five front suspension)
  Smooth Riding.....................       5         (one front suspension and one full suspension)
Specialty:
  Tandem............................       4         (one front suspension)
  Touring...........................       4         (one front suspension)
  Cyclocross........................       2         (one front suspension)

     The Company's 1999 line of proprietary HeadShok front suspension forks features a total of fourteen models. Each HeadShok model offers the Company an important point of differentiation from other bicycle manufacturers, virtually all of whose suspension bikes feature the same brand-name forks produced by one of two independent suppliers. In the 1999 model year there are two HeadShok fork models that can be mounted to non-Cannondale frames; prior to 1996, all HeadShok forks functioned with the bicycle's frame as part of an integrated system. In addition, several independent manufacturers of bicycle frames have been manufacturing frames specifically to fit the Company's HeadShok suspension system.

     Like the HeadShok forks, the Company's use of its own CODA brand components on its bicycles helps distinguish its models from those of its competitors. The Company currently offers cranksets (chain rings), pedals, hubs, wheels, discbrakes, handlebars, handlebar grips and stems, saddles, kickstands, and certain other components under the CODA brand name. In addition to providing value-added features exclusive to Cannondale's bicycles, CODA components also provide revenues from aftermarket retail sales.

     The Company also offers men's and women's apparel that is divided into three categories: Spring/ Summer, Fall/Winter and mid season. The collection consists of four lines: Vertex (a high-performance line for competition), HPX (a line for enthusiasts of all levels), Terra (a line geared for cyclists who prefer casual wear) and Sport (a line for female cyclists characterized by close-fitting silhouettes and progressive prints). The Company's Fall and Winter apparel features wind and waterproof garments that coordinate a full line of fleece offerings and base layers.

     In addition to its bicycle, suspension fork, component and clothing lines, the Company manufactures and sells bicycle accessories, including bags, shoes, and other accessories, some of which are manufactured for the Company by third parties. These products are sold primarily through the same distribution channels as the Company's bicycles, forks, components and apparel.

     In February 1998, the Company announced plans to introduce a line of motocross motorcycles. The Company's motocross motorcycle will have a 400cc four-stroke engine that will be manufactured in Bedford, Pennsylvania at the Company's facility. The motocross motorcycle enables the Company to capitalize on numerous core competencies including patented aluminum frame fabrication, patented Headshok needle bearing suspension and short-development cycles. The motocross motorcycle is currently in its fourth generation prototype.

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

     Since 1994, the Volvo/Cannondale mountain bike racing team has made contributions to the product development effort of the Company, and served as a major focus of the Company's marketing effort. The Company is leveraging the competitive success of the racing team by using photo images of the athletes in print media, on point-of-sale literature, banners, product packaging and product catalogs. The Company also supports racing programs in other cycling areas, including the New Balance/Cannondale triathlon racing team and the Saeco professional road cycling team.

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

     During July 1998, the Company teamed up with a leading fashion designer, Tommy Hilfiger, to further promote its brand name. The Company entered into a license agreement to produce a high-performance bicycle for the designer's Hilfiger Athletics division. The bicycle will feature the Hilfiger Athletics logo and will be distributed beginning in the fall of 1998 through the Company's authorized retailer network.

     The Company has also made use of the internet to promote its brand and image, offering consumers a web site (www.cannondale.com), which is currently averaging more than eight million hits per month.

SALES AND DISTRIBUTION.

     Cannondale's distribution strategy is to sell its bicycles through specialty bicycle retailers who it believes have the ability to provide knowledgeable sales assistance regarding the technical and performance characteristics of its products and to provide an ongoing commitment to service its bicycles. In addition, in order to increase the sales of its clothing and accessory lines, the Company expanded its distribution network to include sport-specialty retailers. The Company does not sell bicycles through mass merchandisers. A key aspect of the Company's strategy is to align itself with a network of specialty bicycle retailers that can support the Company's growth objectives. When adding new retailers, the Company takes into account a number of factors, including the targeting of certain market areas determined by analyzing various population, demographic and competitive characteristics.

     In the United States and Canada, the Company currently sells bicycles and accessories directly to approximately 1,375 specialty bicycle retailer locations and sells accessories through an additional 500 retailer locations. Generally, the Company's retailers do not have exclusive rights in any territory. In addition to a 34 member field-sales force dedicated to selling bicycles, the Company has a 13 member field-sales force whose focus is to sell the clothing, accessory, CODA and HeadShok lines offered by the Company. The Company's 6 member sales management team and 47 member field-sales force contributes to all aspects of customer service, including: marketing the Company's products to retailers, providing retailer assistance and assisting in the Company's accounts receivable management. The account managers also monitor retail sales at the retailer level, enabling the Company to better respond to changes in market demand and to adjust production accordingly. In addition, the Company employs a staff of inside sales representatives to handle retailer orders between visits from the field-sales force and maintains staff to handle telemarketing and special incentive programs.

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

INTERNATIONAL OPERATIONS.

     The Company's products are sold in over 60 foreign countries. The Company's activities in Europe, Japan and Australia are conducted through three wholly-owned subsidiaries, Cannondale Europe B.V. ("Cannondale Europe"), Cannondale Japan KK ("Cannondale Japan") and Cannondale Australia Pty Limited ("Cannondale Australia"), respectively. Sales in other foreign countries are made by the Company from the United States, through the use of 33 foreign distributors, who sell the Company's products to specialty bicycle retailers overseas. During fiscal 1998, 1997 and 1996, Cannondale Europe accounted for 45%, 41% and 37%, respectively, of consolidated net sales, while Cannondale Japan accounted for 5%, 5% and 6%, respectively. Cannondale Australia, which was formed in fiscal 1997, accounted for 1% of consolidated net sales in fiscal 1998 and 1997.

     Cannondale Europe. Cannondale Europe based in Oldenzaal, the Netherlands, was formed in 1989. Cannondale Europe assembles bicycles at its Netherlands facilities, using frames and components manufactured by the Company, as well as components manufactured by third parties. Cannondale Europe sells bicycles and accessories directly to approximately 1,400 specialty bicycle retailer locations in Austria, Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden, Switzerland, the United Kingdom and Ireland, using locally based employee account managers supervised from the Oldenzaal headquarters. Distributors are used in Greece, Hungary, Poland, Portugal, Turkey, India, Bulgaria, Malta, Russia and four republics comprising portions of former Czechoslovakia and Yugoslavia.

     Cannondale Japan. The Company formed Cannondale Japan in fiscal 1992 to undertake direct sales to Japanese specialty bicycle retailers. Cannondale Japan, based in Osaka, imports fully assembled bicycles and a full line of accessories from the Company and various components manufactured by third parties. Cannondale Japan sells bicycles and accessories directly to approximately 265 specialty retailers and sells only accessories to an additional 100 retailers

     Cannondale Australia. In July 1996, Cannondale Australia, purchased substantially all the assets of Beaushan Trading Pty Limited, an Australian bicycle distribution company, to undertake direct sales to Australian specialty bicycle retailers. Cannondale Australia, based in Sydney, imports fully assembled bicycles and a full line of accessories from the Company and various components manufactured by third parties. Cannondale Australia sells bicycles and accessories directly to approximately 200 specialty retailers.

SUPPLIERS.

     Aluminum tubing, the primary material employed in the Company's manufacturing operations, is available from a number of domestic suppliers. The Company currently has a supply agreement for aluminum tubing expiring December 31, 1998, with an option to extend the agreement for an additional two years with price protection throughout the term of the contract. The Company believes that the termination of its current agreement would not have a significant impact on the availability of aluminum tubing as the supply is currently strong, and the Company utilizes other suppliers as required. Cannondale purchases most of its componentry from Japanese, Taiwanese and United States OEM suppliers. Purchases from Japanese component manufacturers are made through Cannondale Japan. The Company's largest component supplier is Shimano, which was the source of approximately 17% of the Company's total inventory purchases in fiscal 1998. The Company has few long-term agreements with its major component manufacturers, and has no long-term agreement with Shimano. Although the Company believes it has established close relationships with the principal suppliers of these components, the Company's believes that its future success will depend upon its ability to maintain flexible relationships, which may be terminated by such suppliers on short notice, or to substitute new suppliers without interruption of supply.

PATENTS AND TRADEMARKS.

     The Company holds 35 United States patents relating to various products, processes or designs with expiration dates ranging from 1998 to 2015. The Company focuses its attention in this area on obtaining patent protection for the Company's core technologies and seeks broad coverage to protect its position in the industry. The Company believes that its patented technology is a reflection of its success in product innovation and that, collectively, its patents enhance its ability to compete. However, in light of the nature of innovation in the bicycle industry, the Company does not believe that the loss of any one of its patents, or the expiration of any of its current patents, would have a material adverse effect on the Company's business or results of operations.

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

COMPETITION.

     Competition in the high-performance segment of the bicycle industry is based primarily on perceived value, brand image, performance features, product innovation and price. Competition in foreign markets may also be affected by duties, tariffs, taxes and the effect of various trade agreements, import restrictions and exchange rates. The worldwide market for bicycles and accessories is extremely competitive, and the Company faces competition from a number of manufacturers in each of its product lines. A number of the Company's competitors are larger and have greater resources than the Company. The Company competes on the basis of the breadth and quality of its product line, the development of an effective specialty retailer network and its brand recognition.

RESEARCH AND DEVELOPMENT.

     Cannondale's product development is directed at making bicycles lighter, stronger, faster and more comfortable, and the creation of new and innovative products. It is the objective of the research and development group, with the assistance of the Company's race teams, and in particular the Volvo/Cannondale mountain bike racing team, which provide significant feedback from the field, to design and deliver innovative products to further the Company's efforts to position itself as an innovation leader. The Company's research and development efforts have resulted in design and production systems that allow the Company to compress the time between concept and production. The Company believes that its research and development efforts have benefited from efficiencies realized through the use of computer-aided design tools and increased integration of the design and production processes. In addition, the Company's collaboration with its racing teams has led to the development of several competitive new products, including the fourth generation of CAAD (Cannondale Advanced Aluminum Design) road and mountain bicycle frames, the CODA disc brake and 13% greater travel on the Company's proprietary HeadShok suspension, as well as the continuous refinement of the Company's existing products. The core competencies that the research and development group have developed by maintaining the Company's position as a technology leader of frame and suspension products in the bicycle industry will facilitate the Company's effort to introduce a line of innovative motocross motorcycles. These developments exemplify the commitment by the Company in fiscal 1998 to continue to invest in developing design, product and process technologies to differentiate itself from its competition. The Company invested $6.8 million, $3.6 million and $2.8 million on research and development during fiscal years 1998, 1997 and 1996, respectively.

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

EMPLOYEES.

     As of June 27, 1998, the Company employed a total of 859 full time employees in the United States, Cannondale Europe employed 143 full time employees, Cannondale Japan employed 21 full time employees, and Cannondale Australia employed 5 full time employees.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     Please refer to Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

ITEM 2.  PROPERTIES.

     In December 1997, the Company moved into its new corporate headquarters and research and development facility located in Bethel, Connecticut. The corporate headquarters and research and development facility contains 32,500 square feet on a five acre site. The cost of the new facility was partially financed with the proceeds ($1.7 million) from the sale of the Company's previous headquarters facility in Georgetown, Connecticut and a loan ($1.6 million) from the Connecticut Development Authority. The loan extends to February 2008 and is secured by the corporate headquarters and research and development facility.

     Cannondale has a manufacturing facility in Bedford, Pennsylvania. The Bedford plant contains 207,000 square feet on 23 acres and is the main production facility, and also houses customer service. In connection with the financing of the facility, the site is held in the names of local development agencies and is occupied by the Company pursuant to installment sales agreements. The Company makes monthly payments which will fully amortize the financing from the local agencies and additional financing provided by the Pennsylvania Industrial Development Authority ("PIDA"). Upon final amortization (the year 2013), title to the property will be conveyed to the Company and PIDA's mortgages on the property will be released. During 1998, the Company completed construction of an addition to the Bedford facility of 82,000 square feet. The additional space is being used for warehousing and expanded production.

     Cannondale had a manufacturing facility in Philipsburg, Pennsylvania. The plant consisted of 40,000 square feet on 12 acres and housed the production of accessories, some clothing and bike sub-assemblies. During June 1998, operations from the Philipsburg facility were moved to the Bedford facility, and in

August 1998, the Philipsburg facility was sold to the Moshannon Valley Economic Development Authority for $1.4 million.

     During fiscal 1998, the Company entered into a contract with a general contractor, an entity controlled by a director of the Company, to build a facility for the motocross motorcycle and the Company's clothing line in Bedford, Pennsylvania. The proposed facility will contain 100,000 square feet on
23.9 acres. The project is expected to cost approximately $7.5 million, of which approximately 13% will be financed by the same agencies which have previously provided financing for the current Bedford facility. The Company anticipates that the new facility will be completed by the fourth quarter of fiscal 1999.

     Cannondale Europe owns a 54,200 square foot facility in Oldenzaal, the Netherlands, which houses administrative and sales offices, a bicycle assembly plant and warehouse. Cannondale Europe's property provides additional space for further expansion. Cannondale Japan and Cannondale Australia lease a total of 5,940 and 2,500 square feet of office and warehouse space, respectively.

     The Company believes that its present facilities are in good condition and, upon completion of the planned construction project, will be suitable for the Company's operations and will provide sufficient capacity to meet the Company's anticipated requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company currently and from time to time is involved in product liability lawsuits and other litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on the results of operations, cash flow or financial condition of the Company; however, due to the inherent uncertainty of litigation there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations, cash flow or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the Company's 1998 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning executive officers and other key members of management of the Company.

                      NAME                        AGE                      POSITION
                      ----                        ---                      --------
Joseph S. Montgomery............................  58     Chairman, President, Chief Executive Officer,
                                                           Director
William A. Luca.................................  55     Vice President of Finance, Treasurer, Chief
                                                           Financial Officer, Director
Daniel C. Alloway...............................  39     Vice President of Sales -- United States,
                                                         Vice President of European Operations,
                                                           Director
Leonard J. Konecny..............................  55     Vice President of Purchasing
John P. Moriarty................................  54     Assistant Treasurer and Assistant Secretary,
                                                           Director of Accounting
Mario Galasso...................................  32     Vice President of Product Development

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

     Daniel C. Alloway has held a number of positions since joining Cannondale in 1982, including Vice President of Sales -- United States and Vice President of European Operations (March 1994 to the present), Managing Director of Cannondale Europe (1992 to 1994), Director of Sales and Marketing (1990 to 1992) and National Sales Manager (1987 to 1990). Mr. Alloway was appointed a director of the Company in June 1998.

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

     Mario Galasso joined Cannondale in 1991 as a Project Engineer. He served as the Manager of Research and Development from 1994 to 1996. Mr. Galasso currently serves as the Vice President of Product Development.

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

                                                              HIGH      LOW
                                                              -----    -----
FISCAL 1998
  First Quarter (6/29/97 to 9/27/97)........................  24.38    17.50
  Second Quarter (9/28/97 to 12/27/97)......................  24.63    19.50
  Third Quarter (12/28/97 to 3/28/98).......................  22.94    16.13
  Fourth Quarter (3/29/98 to 6/27/98).......................  16.69    12.38
FISCAL 1997
  First Quarter (6/30/96 to 9/28/96)........................  23.75    17.50
  Second Quarter (9/29/96 to 12/28/96)......................  25.75    17.75
  Third Quarter (12/29/96 to 3/29/97).......................  27.25    17.50
  Fourth Quarter (3/30/97 to 6/28/97).......................  22.25    15.00

     As of September 24, 1998, there were approximately 335 stockholders of record of the Common Stock, excluding beneficial owners holding shares through nominee names. Based on information available to it, the Company believes it had more than 4,300 beneficial owners of its Common Stock as of such date.

     The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected historical statement of operations data and balance sheet data have been derived from the Consolidated Financial Statements of the Company, some of which are presented herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

                                                 TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS   TWELVE MONTHS
                                                 ENDED JUNE 27,   ENDED JUNE 28,   ENDED JUNE 29,   ENDED JULY 1,   ENDED JULY 2,
                                                      1998             1997             1996            1995            1994
                                                 --------------   --------------   --------------   -------------   -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales......................................     $171,496         $162,496         $145,976        $122,081        $102,084
Cost of sales..................................      110,113          101,334           92,804          79,816          72,083
                                                    --------         --------         --------        --------        --------
Gross profit...................................       61,383           61,162           53,172          42,265          30,001
                                                    --------         --------         --------        --------        --------
Expenses
  Selling, general and administrative..........       39,361           35,707           32,577          27,023          22,290
  Research and development.....................        6,750            3,576            2,837           1,751           1,317
  Stock option compensation....................           --               --               --              --           2,046
                                                    --------         --------         --------        --------        --------
Total operating expenses.......................       46,111           39,283           35,414          28,774          25,653
                                                    --------         --------         --------        --------        --------
Operating income...............................       15,272           21,879           17,758          13,491           4,348
                                                    --------         --------         --------        --------        --------
Other income (expense):
  Interest expense.............................       (1,995)          (1,574)          (2,224)         (3,929)         (4,460)
  Other income.................................          653              843              414              24             324
                                                    --------         --------         --------        --------        --------
Total other income (expense)...................       (1,342)            (731)          (1,810)         (3,905)         (4,136)
                                                    --------         --------         --------        --------        --------
Income before income taxes and extraordinary
  item.........................................       13,930           21,148           15,948           9,586             212
Income tax expense.............................       (4,578)          (7,642)          (5,802)         (1,353)           (791)
                                                    --------         --------         --------        --------        --------
Income (loss) before extraordinary item........        9,352           13,506           10,146           8,233            (579)
Extraordinary item, net of income taxes(1).....           --               --               --            (685)             --
                                                    --------         --------         --------        --------        --------
Net income (loss)..............................        9,352           13,506           10,146           7,548            (579)
Accumulated preferred stock dividends(2).......           --               --               --            (400)         (1,008)
                                                    --------         --------         --------        --------        --------
Income (loss) applicable to common shares and
  equivalents..................................     $  9,352         $ 13,506         $ 10,146        $  7,148        $ (1,587)
                                                    ========         ========         ========        ========        ========
BASIC INCOME PER COMMON SHARE(5):
Income (loss) before extraordinary item(3).....     $   1.11         $   1.56         $   1.23        $   1.33        $   (.41)
Net income (loss)..............................     $   1.11         $   1.56         $   1.23        $   1.21        $   (.41)
Weighted average common shares(4)..............        8,442            8,638            8,216           5,888           3,882
DILUTED INCOME PER COMMON SHARE(5):
Income (loss) before extraordinary item(3).....     $   1.08         $   1.51         $   1.19        $   1.20        $   (.41)
Net income (loss)..............................     $   1.08         $   1.51         $   1.19        $   1.09        $   (.41)
Weighted average common shares and common
  equivalent shares outstanding(4).............        8,682            8,916            8,499           6,537           3,882

                                                    JUNE 27,         JUNE 28,         JUNE 29,         JULY 1,         JULY 2,
                                                      1998             1997             1996            1995            1994
                                                 --------------   --------------   --------------   -------------   -------------
BALANCE SHEET DATA:
Working capital................................     $ 78,975         $ 77,196         $ 62,032        $ 40,304        $  6,366
Total assets...................................      152,277          127,284          109,945          84,008          67,870
Subordinated debt..............................           --               --               --              --           9,179
Total long-term debt and subordinated debt,
  excluding current portion....................       40,352           20,319           13,114          23,593          16,174
Preferred stock................................           --               --               --              --           6,718
Total stockholders' equity, including preferred
  stock........................................       78,238           81,621           68,294          36,088           9,640

---------------
(1) Extraordinary item consists of the costs relating to early extinguishment of debt, net of applicable tax benefit.

(2) Reflects preferred stock dividends accumulated during the fiscal period. All cumulative preferred stock dividends were paid in fiscal 1995 at the time of the redemption of the preferred stock in connection with the Company's initial public offering.

(3) No cash dividends were declared or paid on the Common Stock during any of these periods.

(4) Weighted average number of shares outstanding in fiscal 1995 reflects the issuance of 2,300,000 shares of Common Stock in connection with the Company's initial public offering. Weighted average number of shares outstanding in 1996 reflects the issuance of 1,366,666 shares of Common Stock in connection with a public offering in fiscal 1996.

(5) The earnings per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." For further discussion of earnings per share and the impact of SFAS 128, see the Summary of Significant Accounting Policies and Footnote 4 of the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

     The following table sets forth selected statement of operations data expressed as a percentage of net sales.

                                                                      FISCAL
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   64.2     62.4     63.6
                                                              -----    -----    -----
Gross profit................................................   35.8     37.6     36.4
                                                              -----    -----    -----
Expenses:
  Selling, general and administrative.......................   23.0     22.0     22.3
  Research and development..................................    3.9      2.2      1.9
                                                              -----    -----    -----
Total operating expenses....................................   26.9     24.2     24.2
                                                              -----    -----    -----
Operating income............................................    8.9     13.4     12.2
                                                              -----    -----    -----
Other income (expense):
  Interest expense..........................................   (1.2)    (1.0)    (1.5)
  Other income..............................................    0.4      0.5      0.3
                                                              -----    -----    -----
Total other income (expense)................................   (0.8)    (0.5)    (1.2)
                                                              -----    -----    -----
Income before income taxes..................................    8.1     12.9     11.0
Income tax expense..........................................   (2.7)    (4.7)    (4.0)
                                                              -----    -----    -----
Net income..................................................    5.4%     8.2%     7.0%
                                                              =====    =====    =====

COMPARISON OF FISCAL 1998, 1997 AND 1996.

     Net Sales.   Net sales increased to $171.5 million in fiscal 1998, from
$162.5 million in 1997 and $146.0 million in 1996. The increase in net sales over these periods is primarily due to expansion of the Company's specialty bicycle retailer network and growth in sales to existing specialty retailers. Over the last three years, the number of specialty retailer locations serviced directly by the Company has increased to over 3,200 at the end of fiscal 1998 from approximately 2,800 at the end of 1996. The increase in sales to existing specialty retailers is attributable to the increase in the number of bicycle models offered from 53 models in fiscal 1996, to 59 models in 1998, as well as an increase in clothing sales and proprietary aftermarket componentry sold under the CODA and HeadShok brand names. The Company's rate of sales growth decreased from fiscal 1997 to 1998 primarily as a result of a stronger U.S. dollar relative to the Dutch guilder and Japanese yen compared to the prior-year periods, a reduction in inventory by many of the Company's domestic dealers and bad weather experienced in the United States, particularly during the second half of the 1998 fiscal year. Net sales reported by Cannondale USA were $83.3 million in fiscal 1998, $85.5 million in 1997 and $83.2 million in 1996. Net sales reported by Cannondale Europe increased to $78.0 million in fiscal 1998, from $67.0 million in 1997 and $53.6 million in 1996. The Company attributes this growth primarily to increased sales to existing foreign retailers, as well as an increase in the dealer base, and increased sales in non-bike categories. Net sales of Cannondale Japan increased slightly to $8.0 million in fiscal 1998 from $7.9 million in 1997, and decreased from $9.2 million in 1996. The majority of the decrease in sales by Cannondale Japan during fiscal 1998 and 1997 is attributable to the strength of the U.S. dollar compared to the Japanese yen during fiscal 1996. Net sales of Cannondale Australia increased slightly in 1998 compared to 1997, $2.2 million in 1998 compared to $2.1 million in fiscal 1997. Based on the Company's relative market share within the domestic and international markets, management anticipates that international sales will continue to increase as a percentage of total sales in the future.

     Gross Profits.   Gross profit as a percentage of net sales decreased to
35.8% in fiscal 1998 from 37.6% in 1997, and 36.4% in 1996. The decrease in the gross-profit rate in 1998 primarily reflects the effect of a stronger U.S. dollar on sales by the Company's foreign subsidiaries as the cost of materials purchased from the U.S. increased compared to prior periods and a less favorable product mix in the United States during fiscal 1998 compared to 1997. The increase in the gross profit rate in fiscal 1997 compared to fiscal 1996 reflected a more favorable product mix, with higher-end, higher-margin full-suspension bicycles representing a larger portion of overall sales, growth in the Company's international markets, cost-reduction programs and the Company's continued integration of proprietary technology through the use of Cannondale bicycle frames, CODA components and HeadShok suspension systems.

     Operating Expenses.   Selling, general and administrative expenses
increased to $39.4 million in fiscal 1998, from $35.7 million in 1997 and $32.6 million in 1996. Increases in selling, general and administrative expenses are directly associated with the increased sales, and additional personnel, primarily associated with the Company's sales force, and advertising and marketing costs required to support the Company's current and future growth. As a percentage of net sales, selling, general and administrative expenses were at 23.0%, 22.0% and 22.3% in fiscal 1998, 1997 and 1996, respectively. The increased selling, general and administrative expenses as a percentage of net sales in fiscal 1998 reflects the Company's continued investment in costs to support future growth.

     Research and development expenses increased to $6.8 million in fiscal 1998, from $3.6 million in 1997 and $2.8 million in 1996, reflecting the Company's commitment to improvement of its current products and the generation of new products and manufacturing processes. The increase in spending during fiscal 1998 was primarily attributable to the product and process development of a new product line, the motocross motorcycle. In addition, the Company continued to increase its investment in the improvement and expansion of its existing bicycle and CODA product lines. Also, the Company's integration of its sponsored race teams, in particular the Volvo/Cannondale mountain bike racing team, into its research and development efforts, continued to be a significant aspect of its investment during fiscal 1998. The Company uses its race teams for regular testing of both prototype and finished production models.

     Interest Expense.   Interest expense increased to $2.0 million in fiscal
1998, from $1.6 million in 1997, which decreased from $2.2 million in 1996. The increase in interest expense in 1998 compared to 1997 is primarily attributable to debt incurred associated with the Company's repurchase of $12.4 million of its common stock during fiscal 1998, its investment in its new corporate headquarters and research and development facility and the expansion of its production facility in Bedford, Pennsylvania and its increase in working capital levels related to the growth of the business. The decrease in interest expense in the 1998 and 1997 fiscal years compared to 1996 reflects the lower interest rates negotiated as a result of the Company's improved performance and capitalization and lower borrowing levels resulting from repayment of debt with the net proceeds from a public offering in September 1995. In addition, during fiscal 1998 and 1997, a portion of the Company's outstanding borrowings were denominated in Dutch guilders and Japanese yen, which offered significantly lower borrowing rates than U.S. dollar borrowings.

     Other Income (Expense).   Other income primarily consists of finance
charges relating to accounts receivable, which totaled $885,000, $810,000 and $552,000 for fiscal 1998, 1997 and 1996, respectively. The remaining balance consists primarily of foreign currency gains (losses) of ($232,000), $33,000, and ($138,000) for fiscal 1998, 1997 and 1996, respectively.

     Income Tax Expense.   Income tax expense decreased to $4.6 million in
fiscal 1998, from $7.6 million in 1997, and $5.8 million in 1996, which primarily reflects the Company's reduction in profitability in fiscal 1998. See
Note 6 of Notes to Consolidated Financial Statements.

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

                                                                   FOR THE QUARTER ENDED
                         ---------------------------------------------------------------------------------------------------------
                         JUNE 27,   MARCH 28,   DECEMBER 27,   SEPTEMBER 27,   JUNE 28,   MARCH 29,   DECEMBER 28,   SEPTEMBER 28,
                           1998       1998          1997           1997          1997       1997          1996           1996
                         --------   ---------   ------------   -------------   --------   ---------   ------------   -------------
                                                                        (UNAUDITED)
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............  $44,181     $45,305      $47,701         $34,309      $42,093     $48,229      $41,294         $30,880
Cost of sales..........   28,923      28,101       30,137          22,952       26,588      28,698       25,396          20,652
                         -------     -------      -------         -------      -------     -------      -------         -------
Gross profit...........   15,258      17,204       17,564          11,357       15,505      19,531       15,898          10,228
                         -------     -------      -------         -------      -------     -------      -------         -------
Expenses
  Selling, general and
    administrative.....   10,243      10,277        9,736           9,105        8,481       9,436        9,451           8,339
  Research and
    development........    2,481       1,552        1,598           1,119          968         946          905             757
                         -------     -------      -------         -------      -------     -------      -------         -------
Total operating
  expenses.............   12,724      11,829       11,334          10,224        9,449      10,382       10,356           9,096
                         -------     -------      -------         -------      -------     -------      -------         -------
Operating income.......    2,534       5,375        6,230           1,133        6,056       9,149        5,542           1,132
Other income
  (expense)............     (605)       (456)        (250)            (31)         219        (253)        (322)           (375)
                         -------     -------      -------         -------      -------     -------      -------         -------
Income before income
  taxes................    1,929       4,919        5,980           1,102        6,275       8,896        5,220             757
Income tax expense.....     (276)     (1,733)      (2,137)           (432)      (1,963)     (3,344)      (2,067)           (268)
                         -------     -------      -------         -------      -------     -------      -------         -------
Net income.............  $ 1,653     $ 3,186      $ 3,843         $   670      $ 4,312     $ 5,552      $ 3,153         $   489
                         =======     =======      =======         =======      =======     =======      =======         =======
Basic income per share
  (1)..................  $   .20     $   .38      $   .45         $   .08      $   .50     $   .64      $   .37         $   .06
Diluted income per
  share (1)............  $   .20     $   .37      $   .43         $   .07      $   .48     $   .62      $   .35         $   .05

---------------
(1) The earnings per share amounts prior to the second quarter of fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." For further discussion of earnings per share and the impact of Statement No. 128, see the Summary of Significant Accounting Policies and Footnote 4 of the notes to the consolidated financial statements

     The Company's results fluctuate from quarter to quarter as a result of a number of factors, including product mix, the timing and number of new retailer openings, the timing of shipments and new product introductions, and the effect of adverse weather conditions on consumer purchases. In addition, the Company's business is highly seasonal due to consumer spending patterns, which in turn affect dealer delivery preferences, and historically has resulted in more shipments and significantly stronger results in the third and fourth fiscal quarters (January through June). Beginning in fiscal 1996, in an effort to reduce the seasonality of its shipments and to smooth the production process, the Company, through its ARP, provided incentives for retailers to take delivery of a higher percentage of their annual bicycle order in the first fiscal quarter. The third and fourth fiscal quarters together accounted for 52% and 56% of the Company's total net sales in fiscal 1998 and 1997, respectively. Although sales orders are received throughout the course of the year, typically shipments are concentrated in the third and fourth fiscal quarters. The Company's gross margins fluctuate primarily according to product mix, the cost of materials, fluctuations in foreign exchange rates and the timing of product price adjustments and markdowns. Although some operating expenses are variable with sales, most expenses are incurred evenly throughout the year. As a result, the third and fourth fiscal quarters accounted for 52% and 70% of the operating income for fiscal 1998 and 1997, respectively. The decrease in the percentage of net sales and operating income recorded during the third and fourth fiscal quarters of 1998 as a percentage of total sales for fiscal 1998 can primarily be attributed to the inventory reduction by many of the Company's domestic dealers during that period.

     It is unlikely that this seasonal pattern will change significantly in the future. While the Company was successful in reducing the impact of the seasonality in the first quarters of fiscal 1998 and 1997, achieving profitable performances, the Company in the past has incurred, and may in the future incur, operating losses in the first fiscal quarter, as the business remains highly seasonal.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's primary sources of working capital used over the past three years have been borrowings under its revolving credit facilities, and the net proceeds of a public offering, which totaled approximately $22.1 million in fiscal 1996.

     In June 1997, the Company entered into an unsecured, multicurrency revolving credit facility which serves as the Company's principal source of working capital funding. The Company used the proceeds from the multicurrency revolving credit facility to refinance its previous revolving line of credit and domestic term loan. The credit facility, as amended in October 1997, which extends to June 2000, allows the Company, Cannondale Europe and Cannondale Japan to borrow up to $70,000,000 until September 1998, when the commitment of the lenders decreases by $1,250,000 each quarter thereafter. The credit facility includes a provision that permits the Company to borrow up to $10,000,000 on a short-term basis (less than 30 days). The Company has the option to borrow at the following rates: (1) a variable rate that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points; (2) a short-term market rate that is an offered rate per annum quoted by the bank; or
(3) the LIBOR (London Interbank Offered Rate) applicable to the currency borrowed plus an interest rate margin ("LIBOR margin"). The LIBOR margin (ranging from 30.0 to 75.0 basis points) is determined quarterly based upon predetermined performance criteria. The Company is obligated to pay a facility fee (ranging from 15.0 to 25.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. As a result of the seasonality of the Company's business and payment terms, which typically vary between 30 and 180 days from the date of shipment (depending on time of year and other factors), borrowings under the Company's and subsidiaries' credit facilities typically reach their highest level near the end of the third fiscal quarter and are typically at their lowest level near the end of the first fiscal quarter. The Company's credit facility contains restrictive and financial covenants relating to, among other things, the maintenance of minimum levels of cash flow, capitalization, interest coverage and tangible net worth. The Company is currently in compliance with all restrictive and financial covenants. At June 27, 1998, the borrowings outstanding under the revolving credit facility were $34,661,000.

     Cannondale Europe and Cannondale Japan each maintain a separate credit facility for short-term borrowings. In February 1998, Cannondale Europe entered into a new multicurrency credit arrangement, which allows Cannondale Europe to borrow up to 12,500,000 Dutch guilders (approximately $6.1 million at June 27, 1998) on a short-term basis. The interest rate on outstanding borrowings is a market rate, applicable to the borrowed currencies, plus 1.5% with a minimum rate of 3.5%. The credit arrangement contains no specific expiration date, and may be terminated by either Cannondale Europe or the lender, at any time. Cannondale Japan has an unsecured revolving credit facility for up to 155,000,000 Japanese yen (approximately $1.1 million at June 27, 1998). Approximately $1,600,000 and $500,000 of principal amount was outstanding under the Dutch and Japanese facilities, respectively, at June 27, 1998. The Dutch and Japanese facilities are guaranteed by the Company.

     Net cash provided by (used in) operating activities was $7.2 million, $4.6 million, and ($6.8 million) in fiscal 1998, 1997 and 1996, respectively. The principal uses of cash in operating activities over the three-year period were to support the increased investment in accounts receivable and inventories associated with the Company's growth in sales. The increase in cash provided by operating activities in fiscal 1998 was primarily due to the Company's continued profitability and its management of receivable growth, offset by an increase in raw-material inventory levels caused by the lower sales growth levels in the last two quarters of the 1998 fiscal year. Cash provided by operating activities in fiscal 1997 was primarily attributable to the increased profitability of the Company and leveling of inventory growth compared to the prior-year period when the Company initiated a strategy to maintain higher inventory levels to capitalize on its flexible manufacturing capabilities.

     Capital expenditures were $16.8 million, $9.8 million and $3.0 million in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, the majority of these expenditures related to the completion of the new corporate headquarters and research and development facility in Bethel, Connecticut and the expansion of the Company's production facility in Bedford, Pennsylvania ($4.8 million), and the commitment entered into by the Company to purchase a Cessna Citation jet ($2.8 million). The balance of capital expenditures principally represents investments in computer equipment and manufacturing equipment to support increases in production volume to support the Company's planned growth. In fiscal 1997, the majority of the capital expenditures ($5.6 million) related to the construction of the abovementioned facilities. The cost of the corporate headquarters and research and development facility was partially funded with the proceeds from the sale of the Company's previous headquarters facility ($1.7 million) in fiscal 1997, and from the Connecticut Development Authority ("CDA") financing of $1.6 million which was funded in fiscal 1998. The Company has also received approval from CDA for financing of up to $337,500 for research and development equipment to be acquired in conjunction with the new facilities. The Company has $2.0 million of financing from the Pennsylvania Industrial Development Authority available to fund approximately 40% of the cost for the expansion of the Company's production facility in Bedford, Pennsylvania, of which $1.6 million was received during fiscal 1998, and the balance was received during the first fiscal quarter of fiscal 1999.

     During fiscal 1998, the Company entered into a contract with a general contractor, an entity controlled by a director of the Company, to build a production facility for the motocross motorcycle and the Company's clothing line in Bedford, Pennsylvania. The proposed facility will contain 100,000 square feet on 23.9 acres. The project is expected to cost approximately $7.5 million, of which approximately 13% will be financed by the same agencies which have previously provided financing for the current Bedford facility. The Company anticipates that the new facility will be completed by the fourth quarter of fiscal 1999.

     In September 1997, the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock at an aggregate price not to exceed $20 million. As of September 21, 1998, the Company repurchased an aggregate of 1,000,000 shares of its common stock under the program at a cost of $16.7 million. In order to accommodate the capital requirements of the repurchase program, in October 1997, the Company and the lender amended its revolving credit facility to allow the Company and its subsidiaries to borrow up to $70,000,000. The amendment to the revolving credit facility included adjustments to specified levels of tangible net worth and cash flow levels that the Company must maintain.

     In April 1998, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $2,000,000 to enable him to meet certain tax obligations. In June 1998, the Company agreed to provide Mr. Montgomery with an additional loan in the principal amount of $10,000,000 for the purchase of certain real property, which loan has been combined with the previous $2,000,000 loan made in April 1998. The loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on such real property. As of September 21, 1998, a principal amount of $12,000,000 was outstanding under the loan.

     In July 1998, the Company's Board of Directors authorized a new stock repurchase program by the Company to repurchase up to 1,000,000 shares of its common stock. Shares repurchased under the new program will be additional to the shares repurchased pursuant to the repurchase program announced in September 1997. Purchases by the Company can be made from time to time in the open market or in private transactions. The repurchase program can be suspended or discontinued at any time. Shares repurchased by the Company will be available for general corporate purposes, including the issuance upon exercise of stock options. As of September 21, 1998, the Company repurchased an aggregate of 292,900 shares of its common stock under the program at a cost of $3.5 million.

     Inflation is not a material factor affecting the Company's results of operations and financial condition. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

     The Company expects that cash flow generated by its operations and borrowings under the revolving credit facilities will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

ACCOUNTING DEVELOPMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income", which is effective for financial statements beginning in the first quarter of 1999. SFAS 130 defines the concept of "comprehensive income" and establishes the standards for reporting "comprehensive income." Comprehensive income is defined to include net income, as currently reported, as well as unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and certain other items not included in the income statement. SFAS 130 also sets forth requirements on how comprehensive income should be presented as part of the issuer's financial statements. The Company is currently assessing how it will disclose comprehensive income in its financial statements. The adoption of SFAS 130 will not affect the Company's earnings, liquidity or capital resources.

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for companies with fiscal years beginning after December 15, 1997. SFAS 131 defines the criteria by which an issuer is to determine the number and nature of its "operating segments" and sets forth the financial information that is required to be disclosed about such segments. The Company is currently assessing the manner in which it will disclose the required information.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal quarters beginning after June 15, 1999. SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In fiscal 1999, the Company will assess how the provisions of this statement will affect its hedging operations and future earnings. At this time, the effect of the adoption of SFAS 133 on future earnings cannot be estimated.

YEAR 2000 COMPLIANCE

     The Company is currently in the process of assessing its exposure to the Year 2000 problem and has established a comprehensive response to that exposure. Generally, the Company has potential Year 2000 exposures in three areas: (i) financial and management operating computer systems used to manage the Company's business, (ii) manufacturing equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties, in particular customers and suppliers of the Company.

     The Company has performed an examination of its hardware and software applications to determine whether the systems it uses to operate its business are prepared to accommodate the Year 2000. Upon identifying the applications that require modification to accommodate Year 2000 dating, the Company initiated a program to modify the software using internal and third-party service providers. The Company is currently in the modification stage of its Year 2000 remediation program, and anticipates that it will be in the testing and final implementation stages during the second and third fiscal quarters of 1999. In order to mitigate the possibility that the Company may not be successful modifying its current hardware and software applications, which it anticipates to be able to determine by the end of calendar 1998, it is actively evaluating Enterprise Resource Planning systems on the market to replace its current systems. In concert with the Company's assessment of its hardware and software applications, the Company's examination of its Year 2000 exposure also includes the following: (1) the Company is in the process of contacting its hardware and software vendors to determine their Year 2000 readiness, (2) the Company has contacted its major third-party suppliers to determine their status with Year 2000 compliance and is currently evaluating their responses, (3) and the Company is in the process of examining factory equipment with microprocessors to determine if Year 2000 dating effects them operationally. The Company estimates the cost of its remediation effort to be approximately $100,000. At June 27, 1998, the Company had already spent approximately $57,000 in this effort. The Company has increased its overall information technologies budget to accommodate Year 2000 issues and has not delayed other information technology projects critical to the Company's business as a result of the increase. Based on its current examination of the Year 2000 problem and its progress with modifications to its internal systems, the Company does not anticipate that the Year 2000 problem will have a material adverse impact on its operations.

     If the Company is unsuccessful in completing its remediation of non-compliant operating systems, correcting embedded chips or if customers or suppliers cannot rectify Year 2000 issues applicable to them, the Company is likely to incur substantial additional costs to develop alternative methods of managing its business and replacing non-compliant equipment. The Company may also experience delays in payments by customers or to suppliers and delays in providing its products to customers. The Year 2000 problem is pervasive and complex and there can be no assurance that the Company has been or will be able to identify all of the Year 2000 issues that may affect the Company or that any remedial efforts it takes will adequately address any potential Year 2000 problems.

THE EURO

     On January 1, 1999, certain member countries of the European Union will adopt the Euro as their common legal currency. Between January 1, 1999 and January 1, 2002, transactions may be conducted in either the Euro or the participating countries national currency. However, by July 1, 2002, the participating countries will withdraw their national currency as legal tender and complete the conversion to the Euro. The Company conducts business in Europe and does not expect the conversion to the Euro to have a material adverse effect on its competitive position or consolidated financial position. The Company is in the process of making the necessary system modifications that will allow the Company to conduct business in both the Euro as well as the participating countries national currency. The Company has determined that failure to implement systems that are able to process both Euro and participating countries national currency may cause disruptions to operations including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

     This Annual Report on Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the Company's capital and current operational investments to finance the future growth of the Company; statements regarding the Company's expected cash needs and sources of cash to fund its planned operating and capital requirements; statements regarding the impact of the Company's brand image, distribution, reputation and innovative products on the successful introduction of new products; statements regarding expected remediation and other costs relating to an environmental condition; statements regarding the effect of pending lawsuits on the Company; statements regarding the impact of the Year 2000 issue and the Euro conversion on computerized information systems; statements regarding the condition of the Company's present facilities and the ability of its present facilities and planned construction to support its current and future production capacity. Such statements are based upon the facts presently known to the Company and assumptions as to important future events, many of which are beyond the control of the Company. Among the more important factors which could adversely affect actual results of operations are the following:

     Seasonality. The Company's results fluctuate from quarter to quarter as a result of a number of factors, including product mix, the timing and number of new retailer openings, the timing of shipments and new product introductions, and the effect of adverse weather conditions on consumer purchases. In addition, the Company's business is highly seasonal due to consumer spending patterns, which in turn affect dealer delivery preferences, and historically has resulted in more shipments and significantly stronger results in the third and fourth fiscal quarters (January through June). Beginning in fiscal 1996, in an effort to reduce the seasonality of its shipments and to smooth the production process, the Company, through its ARP, provided incentives for retailers to take delivery of a higher percentage of their annual bicycle order in the first fiscal quarter. Although sales orders are received throughout the course of the year, typically shipments are concentrated in the third and fourth fiscal quarters. The Company's gross margins fluctuate primarily according to product mix, the cost of materials, fluctuations in foreign exchange rates and the timing of product price adjustments and markdowns. Although some operating expenses are variable with sales, most expenses are incurred evenly throughout the year.

     Introduction of New Products. The Company's ability to return to the growth pattern that characterized its operations in recent years is dependent, to a significant degree, on its ability to successfully anticipate and respond to changing consumer demands and trends in a timely manner, including the introduction of new or updated products at prices acceptable to customers. While currently, a substantial part of the Company's sales are attributable to mountain bikes, the introduction of new product lines and innovative product improvements will provide diversification of the Company's products. Additionally, the Company is introducing new products such as the motocross motorcycle. The Company's ability to recover its new product investments and earn a satisfactory profit thereon will depend on its ability to successfully produce the new products at acceptable cost levels and the satisfactory resolution of numerous design and manufacturing issues. In addition, market acceptance of these new products is difficult to predict and may require substantial marketing efforts.

     Competition. Competition in the high-performance segment of the bicycle industry is based primarily on perceived value, brand image, performance features, product innovation and price. Competition in foreign markets may also be affected by duties, tariffs, taxes and the effect of various trade agreements, import restrictions and exchange rates. The worldwide market for bicycles and accessories is extremely competitive, and the Company faces competition from a number of manufacturers in each of its product lines. A number of the Company's competitors are larger and have greater resources than the Company. The Company competes on the basis of the breadth and quality of its product line, the development of an effective specialty retailer network and its brand recognition.

     Foreign Exchange Rates. A substantial portion of the Company's sales are generated by the Company's foreign subsidiaries. Results of operations by these subsidiaries may be adversely affected by changes in the exchange ratio between the local currencies and the U.S. dollar. A substantial portion of the Company's raw materials are purchased from overseas suppliers. The gross margin of the Company may be adversely affected by changes in the exchange ratio between the U.S. dollar and the local currency of the supplier.

     Customer Base. Sales of the Company's products are made to specialty bicycle retailers, many of which are small businesses with limited capital. The Company's credit policies are designed to minimize the risks associated with business failures among such customers. Nevertheless, such unpredictable matters as poor weather could have a serious impact on important segments of the Company's customer base.

     Adverse Weather. The Company's products are primarily used outdoors and therefore adverse weather conditions can have a negative impact on consumer demand.

     Reliance on Key Vendor and Supplier Relationships. The Company's ability to distribute its products on schedule is highly dependent on timely receipt of an adequate supply of components and materials. The bicycles incorporate numerous components manufactured by other companies. Aluminum tubing, the primary material employed in the Company's manufacturing operations, is available from a number of domestic suppliers. The Company has few long-term agreements with its component manufacturers, and has no long-term agreement with Shimano, its largest single supplier, or with suppliers of many of the materials used in the manufacture of its products. Thus, the Company's supply of materials and components from most of its current suppliers is not assured. Although the Company believes it has established close relationships with the principal suppliers of these components, the Company's future success will depend upon its ability to maintain flexible relationships, which may be terminated by such suppliers on short notice, or to substitute new suppliers without interruption of supply. The loss of Shimano or certain other key suppliers, or delays or disruptions in the delivery of components or materials, could adversely affect the Company's operations.

     Discretionary Consumer Spending. Purchases of bicycles, particularly high-performance models including those manufactured by the Company, and the Company's other products are discretionary for consumers. The success of the Company is influenced by a number of economic factors affecting disposable consumer income, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic factors may restrict consumer spending, thereby negatively affecting the Company's growth and profitability.

     Dependence on Key Personnel. The Company depends substantially on key personnel involved in the research and development, marketing, sales, finance and administration. The loss of the services of one or more of these key persons, particularly the loss of the services of Joseph S. Montgomery, the Company's Chairman, President and Chief Executive Officer could have a material adverse effect on the Company's operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. To address these risks the Company enters into various hedging transactions as described below. The Company does not use financial instruments for trading purposes.

CREDIT RISKS

     The Company's customer base is composed of specialty bicycle retailers which are located principally throughout the United States and Europe. There is no single geographic area of concentration in the United States or Europe. No single customer accounted for more than 5% of the Company's sales during the fiscal year ended June 27, 1998. As a result of the seasonality of the Company's business, the payment terms offered to its customers generally range from 30 to 180 days depending on the time of year and other factors.

FOREIGN CURRENCY AND INTEREST RATE RISKS

     The Company enters into forward contracts to purchase and sell U.S., European, Australian and Japanese currencies to reduce exposures to foreign currency risk. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange, at maturity, various currencies for U.S. dollars, Dutch guilders, Australian dollars and Japanese yen at rates agreed to at inception of the contracts. The Company does not hold foreign currency forward contracts for trading purposes. Deferred gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are included in prepaid expenses and other current assets and are recognized when the offsetting gains and losses are recognized on the related transaction. The net losses explicitly deferred at June 27, 1998 and June 28, 1997 were not significant. Gains and losses on foreign currency transactions that do not satisfy the accounting requirements of an effective hedge are reported currently as other income or expense.

     The Company uses borrowings of Japanese yen and Dutch guilders to hedge its net investments in its foreign subsidiaries. Gains and losses on hedges of net investments are recognized in a separate component of stockholders' equity.

     The Company also hedges exposure to changes in interest rates on its revolving credit facility. On April 28, 1998, the Company entered into five year interest rate hedge agreements with a total notional principal amount of $20 million to manage interest costs associated with changing interest rates. These agreements convert underlying variable-rate debt based on LIBOR under the Company's revolving credit facility to fixed-rate debt with an interest rate of 6.05%.

     The following table provides information about the Company's derivative financial instruments that are sensitive to changes in interest rates. The table presents for the Company's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents the notional amount and strike rate by maturity date. The notional amount of the interest rate swaps is used to calculate the contractual cash flows to be exchanged under the contract.

                           INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                              INTEREST (SWAP) RATE

                                                                                                 FAIR VALUE
                                                                                                 AT JUNE 27,
                                 1999    2000     2001   2002    2003     THEREAFTER    TOTAL       1998
                                 ----   -------   ----   ----   -------   ----------   -------   -----------
                                                               (IN THOUSANDS)
LIABILITIES:
Long term debt, including
  current portion
  Fixed rate...................  $488   $   355   $310   $314   $   299     $1,938     $ 3,704     $ 3,617
  Average interest rate........  4.65%     4.66%  3.87%  3.76%     3.76%      3.75%       3.97%
  Variable rate................  $ 53   $34,742   $125   $128   $   133     $1,928     $37,109     $37,109
  Average interest rate........  6.20%     5.74%  5.94%  5.94%     5.93%      5.89%       5.75%
INTEREST RATE DERIVATIVE
  FINANCIAL INSTRUMENTS RELATED
  TO DEBT:
  Interest Rate Swaps
  Pay fixed/receive variable...    --        --     --     --   $20,000         --     $20,000     $  (235)
  Average pay rate.............  6.05%     6.05%  6.05%  6.05%     6.05%        --        6.05%
  Average receive rate -- USD 1
    Month LIBOR................    --        --     --     --        --         --          --

     The following table summarizes information on instruments and transactions with the United States dollar functional currency that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts are used to calculate the contractual payments to be exchanged under the contract.

          EXPOSURES RELATED TO DERIVATIVE CONTRACTS AND LONG-TERM DEBT
                 WITH UNITED STATES DOLLAR FUNCTIONAL CURRENCY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
         FORWARD FOREIGN CURRENCY EXCHANGE RATE (USD/FOREIGN CURRENCY)

                                                                                                  FAIR VALUE
                                                                                                  AT JUNE 27,
                              1999      2000     2001     2002     2003    THEREAFTER    TOTAL       1998
                             -------   ------   ------   ------   ------   ----------   -------   -----------
                                                              (IN THOUSANDS)
FORWARD CONTRACTS TO SELL
  FOREIGN CURRENCY FOR U.S.
  DOLLARS:
Australian Dollar
Notional amount............  $   610       --       --       --       --         --     $   610      $  7
  Contract Rate............   0.6095                                                     0.6095
LONG-TERM DEBT DENOMINATED
  IN FOREIGN CURRENCIES:
Dutch guilder
Notional amount............       --   $3,624       --       --       --         --     $ 3,624      $191
  Rate at Inception........       --   0.5177                                            0.5177
Japanese Yen
Notional amount............       --   $2,250       --       --       --         --     $ 2,250      $485
  Rate at Inception........       --   0.0090                                            0.0090

     The following table summarizes information on instruments and transactions denominated in currencies other than the functional currency that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts are used to calculate the contractual payments to be exchanged under the contract.

                   EXPOSURES RELATED TO DERIVATIVE CONTRACTS
                     WITH DUTCH GUILDER FUNCTIONAL CURRENCY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
         FORWARD FOREIGN CURRENCY EXCHANGE RATE (NLG/FOREIGN CURRENCY)

                                                                                                         FAIR VALUE
                                                                                                         AT JUNE 27,
                                     1999      2000     2001     2002     2003    THEREAFTER    TOTAL       1998
                                    -------   ------   ------   ------   ------   ----------   -------   -----------
                                                                     (IN THOUSANDS)
FORWARD CONTRACTS TO SELL FOREIGN
  CURRENCY FOR DUTCH GUILDERS:
Spanish Peseta
Notional amount...................  $   653       --       --       --       --         --     $   653      $  2
  Contract Rate...................   0.0133                                                     0.0133
British Sterling
Notional amount...................  $ 2,176       --       --       --       --         --     $ 2,176      $  5
  Contract Rate...................   3.4124                                                     3.4124
Italian Lira
Notional amount...................  $ 1,474       --       --       --       --         --     $ 1,474      $  3
  Contract Rate...................   0.0012                                                     0.0012
FORWARD CONTRACTS TO BUY FOREIGN
  CURRENCY FOR DUTCH GUILDERS:
Japanese Yen
Notional amount...................  $ 1,070       --       --       --       --         --     $ 1,070      $ 13
  Contract Rate...................   0.0145                                                     0.0145
United States Dollars
Notional amount...................  $ 4,400       --       --       --       --         --     $ 4,400      $(86)
  Contract Rate...................   1.9642                                                     1.9642

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference to the information appearing under the captions "Item 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information required by Item 10 regarding executive officers appears under the caption "Executive Officers of the Registrant" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS.

     Index to Consolidated Financial Statements.

     Report of Independent Auditors.

     Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997.

     Consolidated Statements of Earnings for the years ended June 27, 1998, June 28, 1997 and June 29, 1996.

     Consolidated Statements of Stockholders' Equity for the years ended June 27, 1998, June 28, 1997 and June 29, 1996.

     Consolidated Statements of Cash Flows for the years ended June 27, 1998, June 28, 1997 and June 29, 1996.

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

(a)(3) EXHIBITS.

     The following is a list of all exhibits filed as part of this report.

  EXHIBIT
    NO.                               DESCRIPTION
  -------                             -----------
 3.1(i)       Amended and Restated Certificate of Incorporation of the
              Company.*
 3.1(ii)      Amended and Restated Bylaws of the Company.*
 4.1          Rights Agreement, dated December 22, 1997, between the
              Company and BankBoston, N.A., as Rights Agent.(6)
 4.2          1994 Stock Option Plan, as amended as of February 5,
              1998.(1)
 4.3          1994 Management Stock Option Plan, as amended as of February
              5, 1998.(1)
 4.4          1995 Stock Option Plan, as amended as of February 5,
              1998.(1)
 4.5          1996 Stock Option Plan, as amended as of February 5,
              1998.(1)
10.1.8        $50,000,000 Credit Agreement, dated as of June 9, 1997,
              among the Company, certain subsidiaries of the Company and
              NationsBank N.A., as Administrative Agent, Fronting Bank and
              Swingline Bank and ABN Amro Bank N.V., New York Branch, as
              Documentation Agent and Syndication Agent.(2)
10.1.9        $10,000,000 Umbrella Arrangement Agreement, dated May 28,
              1997, between Cannondale Europe and ABN Amro N.V., New York
              Branch.(2)
10.1.10       First Amendment to Credit Agreement, dated October 14, 1997, among the Company, certain subsidiaries of the Company and
              NationsBank N.A., ABN Amro Bank N.V., Fleet National Bank,
              The Chase Manhattan Bank and State Street Bank and Trust
              Company.(3)
10.1.11       Credit Agreement, dated February 5, 1998, between Cannondale
              Europe and ABN AMRO Bank N.V.(4)

  EXHIBIT
    NO.                               DESCRIPTION
  -------                             -----------
10.1.12       Second Amendment to Credit Agreement, dated April 15, 1998, among the Company, certain subsidiaries of the Company and
              NationsBank N.A., Fleet National Bank, The Chase Manhattan
              Bank and State Street Bank and Trust Company.(1)
10.1.13       Third Amendment to Credit Agreement, dated May 29, 1998,
              among the Company, certain subsidiaries of the Company and
              NationsBank N.A., Fleet National Bank, The Chase Manhattan
              Bank and State Street Bank and Trust Company.(1)
10.1.14       Fourth Amendment to Credit Agreement, dated June 25, 1998, among the Company, certain subsidiaries of the Company and
              NationsBank N.A., Fleet National Bank, The Chase Manhattan
              Bank and State Street Bank and Trust Company.(1)
10.6          Promissory Note, dated December 27, 1993, from the Company to General Electric Capital Corporation.*
10.7          Installment Sales Agreement, dated August 28, 1981, between the Company and Bedford Development Council. Amendments to
              Installment Sales Agreement, dated May 29, 1987, September
              1, 1988 and October 26, 1993. Assignment of Fifth
              Supplemental Installment Sale Agreement, dated October 26,
              1993, from Bedford Development Council to The Pennsylvania
              Industrial Development Authority.*
10.8          Consent, Subordination and Assumption Agreements, between
              the Company and Bedford Development Council, in favor of The
              Pennsylvania Industrial Development Authority, dated August
              28, 1981, May 7, 1982, May 11, 1983, May 29, 1987, September
              1, 1988, and October 26, 1993.*
10.9          Installment Sale Agreement, dated April 27, 1994, between
              the Company and Bedford Development Council. Assignment,
              dated April 27. 1994, from Bedford Development Council to
              Pennsylvania Industrial Development Authority.*
10.10         Consent, Subordination and Assumption Agreement, dated April
              27, 1994, between the Company and Bedford Development
              Council, in favor of The Pennsylvania Industrial Development
              Authority.*
10.11         Loan Agreement, dated November 10, 1989, between the Company and Rush Township, Commonwealth of Pennsylvania.*
10.12         Promissory Note, dated November 10, 1989, from the Company to Rush Township, Commonwealth of Pennsylvania.*
10.13         Mortgage, dated November 10, 1989, from the Company to Rush
              Township, Commonwealth of Pennsylvania. Assignment of Note
              and Mortgage, dated June 30, 1989, from Rush Township,
              Commonwealth of Pennsylvania to Pennsylvania Department of
              Commerce.*
10.14         Loan Agreement, dated July 24, 1990, between the Company and
              Rush Township, Commonwealth of Pennsylvania.*
10.15         Promissory Note, dated July 24, 1990, from the Company to
              Rush Township, Commonwealth of Pennsylvania.*
10.16         Mortgage, dated July 24, 1990, from the Company to Rush
              Township Commonwealth of Pennsylvania.*
10.17         Installment Sales Agreement, dated December 4, 1990, between the Company and Moshannon Valley Economic Development
              Partnership. Assignment, dated December 4, 1990, from
              Moshannon Valley Economic Development Partnership to The
              Pennsylvania Industrial Development Authority.*

  EXHIBIT
    NO.                               DESCRIPTION
  -------                             -----------
10.18         Mortgage Subordination Agreement, dated December 4, 1990,
              among the Company, Moshannon Valley Economic Development
              Partnership, Rush Township, Commonwealth of Pennsylvania and
              The Pennsylvania Industrial Development Authority.*
10.19         Consent, Subordination and Assumption Agreement, dated
              December 4, 1990, between the Company and Moshannon Valley
              Economic Development Partnership, in favor of The
              Pennsylvania Industrial Development Authority.*
10.20         Loan Agreement, dated February 1, 1992, between the Company and Moshannon Valley Economic Development Partnership.*
10.21         Installment Judgment Note, dated February 1, 1992, from the
              Company to Moshannon Valley Economic Development
              Partnership.*
10.22         Chattel Mortgage Security Agreement, dated February 1, 1992, between the Company and Moshannon Valley Economic
              Development Partnership.*
10.23         Business Infrastructure Development Loan Agreement, dated
              June 30, 1989, among the Company, Pennsylvania Department of
              Commerce and Rush Township, Commonwealth of Pennsylvania.*
10.24         Promissory Note, dated June 30, 1989, from the Company to
              Pennsylvania Department of Commerce. Amendment to Promissory
              Note, dated February 1, 1992, from the Company to
              Pennsylvania Department of Commerce.*
10.25         Escrow Agreement, dated June 30, 1989, among the Company,
              Rush Township, Commonwealth of Pennsylvania, Pennsylvania
              Department of Commerce and MidState Bank and Trust Company.*
10.26         Mortgage, dated July 23, 1991, from Cannondale Europe to
              Algemene-Bank Netherlands B.V. (In Dutch, with English
              summary).*
10.27         Financing Lease, dated May 31, 1991, between ABN Onroerend
              Goed Lease B.V., as lessor, and Cannondale Europe, as
              lessee. (In Dutch, with English translation).*
10.28         Loan Agreement, dated February 1, 1994, between Cannondale
              Europe and ABN AMRO Bank N.V. (In Dutch, with English
              translation).*
10.28.1       Loan Agreement Amendment, effective December 1, 1995,
              between Cannondale Europe and ABN Amro Bank N.V.@
10.29         Term Loan Agreement, dated March 29, 1994, between
              Cannondale Europe and the Company.*
10.29.1       Subordination Agreement, dated March 23, 1993, between the
              Company and ABN AMRO Bank N.V. (In Dutch, with English
              translation).*
10.30         Loan Agreement, dated September 1, 1992, between Cannondale
              Japan and The Dai-Ichi Kangyo Bank, Ltd. (In Japanese, with
              English translation).*
10.30.1       Guarantee Agreement, dated August 7, 1992, from the Company to The Dai-Ichi Kangyo Bank, Ltd.*
10.31         Master Lease Agreement, dated as of July 27, 1993, between
              General Electric Capital Corporation and the Company, to
              which are appended Equipment Schedule No. 1, dated August 6,
              1993, and Equipment Schedule No. 2, dated August 6, 1993.*
10.32         Master Lease Agreement, dated April 11, 1994, between United
              States Leasing Corporation and the Company.*
10.33         Master Lease, dated June 17, 1991, between Norwest Equipment
              Finance, Inc. and the Company, together with Supplement to
              Master Lease.*
10.34         Master Lease Agreement, dated October 31, 1989, between Ford
              Equipment Leasing Company and the Company, to which is
              appended Schedule No. 3, dated February 22, 1991.*

  EXHIBIT
    NO.                               DESCRIPTION
  -------                             -----------
10.35         Master Equipment Lease, dated May 26, 1993, between
              XL/Datacomp, Inc. and the Company, to which are appended
              Schedule A, dated May 26, 1993, and Schedule B, dated August
              3, 1993.*
10.36         (Intentionally omitted)
10.37         Master Lease Agreement, dated May 23, 1991, between Center
              Capital Corporation and the Company, to which are appended
              Lease Schedule No. 1, dated May 23, 1991, and Lease Schedule
              No. 2, dated May 23, 1991.*
10.38         Equipment Lease Agreement, dated July 11, 1991, between New
              England Capital Corporation and the Company, to which is
              appended Lease Schedule No. 528102, dated November 8, 1991.*
10.39         Equipment Lease Agreement, dated March 26, 1992, between
              Citicorp Leasing, Inc. and the Company.*
10.40         Equipment Lease Agreement, executed as of May 3, 1991,
              between Greenwich Financial Services Inc. and the Company, to which are appended Schedule No. 1, dated May 3, 1991, and
              Schedule No. 2, dated May 3, 1991. Assignment from Greenwich
              Financial Services, Inc. to United States Capital
              Corporation, dated May 3, 1991.*
10.42         Sponsor Agreement, dated December 5, 1993, between the
              Company and Team Sports, Inc. (Certain portions of this
              Exhibit have been deleted pursuant to a requst for
              confidential treatment.)*
10.43         Agreement, dated March 2, 1994, between the Company and Bell
              Sports, Inc. (Certain portions of this Exhibit have been
              deleted pursuant to a request for confidential treatment.)*
10.44         Agreement, dated July 11, 1994, between the Company and
              Frank Roth Company. (Certain portions of this Exhibit have been deleted pursuant to a request for confidential
              treatment.)*
10.45         Agreement, dated July 28, 1994, between the Company and
              Quadrax Corporation. (Certain portions of this Exhibit have been deleted pursuant to a request for confidential
              treatment.)*
10.46         Precision Machine Tool Design and Research Center Membership
              Agreement, dated March 14, 1994, between the University of
              Connecticut and the Company.*
10.47         (Intentionally omitted)
10.48         Employment Agreement, dated January 3, 1994, between the
              Company and William A. Luca.*
10.49         Employee Patent and Confidential Information Agreement,
              dated August 20, 1982, between the Company and Daniel C.
              Alloway.*
10.50         Ownership and Confidentiality Agreement, dated June 21,
              1988, between the Company and Richard J. Resch.*
10.51         Ownership and Confidentiality Agreement, dated May 30, 1990, between the Company and Harold DeWaltoff.*
10.52         Employment Agreement, dated December 1, 1993, between the
              Company and Daniel Pullman.*
10.53         Employment Agreement, dated June 6, 1994, between the
              Company and Leonard Konecny.*
10.54         Cannondale Corporation 401(k) Profit Sharing Plan.*
10.57         Cannondale Corporation Employee Stock Purchase Plan.*

  EXHIBIT
    NO.                               DESCRIPTION
  -------                             -----------
10.58         Stockholders Agreement, dated as of June 3, 1992, among the
              Company, Princes Gate Investors, LP., Acorn Partnership
              L.L.P., PGI Investments Limited, Joseph S. Montgomery, James
              Scott Montgomery and PG Investors, Inc. Amendment No. 1 to
              Stockholders Agreement, dated as of July 2, 1993. Amendment
              No. 2 to Stockholders Agreement, dated July 28, 1994.
              Amendment No. 3 to Stockholders Agreement, dated as of
              August 10, 1994. Letter (undated) from the Company to
              Princes Gate Investors, LP., Acorn Partnership LLP, PGI
              Investments Limited and PG Investors. Inc.*
10.59         (Intentionally omitted)
10.60         Form of Indemnification Agreement between the Company and
              each of its directors and officers.*
10.61         Agreement between the Company and Mark-It Company, executed by the parties on September 16, 1994, and September 2, 1994, respectively. (Certain portions of this Exhibit have been
              deleted pursuant to a request for confidential treatment.)*
10.62         Aluminum Supply Agreement, dated November 16, 1994. (Certain portions of this Exhibit have been deleted pursuant to a
              request for confidential treatment.)+
10.63         Contract of Sale, dated September 29, 1996, between
              Cannondale and Sandvick Associates, Inc., together with
              Assignment and Assumption Agreement dated as of September
              30, 1996, between Sandvick Associates, Inc. and Nantucket
              Roost Associates, LLC.***
10.64         Agreement of Lease, dated as of October 4, 1996, between
              Nantucket Roost Associates, LLC and Cannondale. ***
10.67         Aircraft Lease, dated as of October 6, 1996, between JSM,
              Inc. and Cannondale.****
10.68         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale and William A. Luca.(5)
10.68.1       Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale and Joseph S. Montgomery.(5)
10.68.2       Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale and John Moriarty.(5)
10.68.3       Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale and Daniel C. Alloway.(5)
10.68.4       Cannondale Corporation Change of Control Separation Plan
              A.(5)
10.68.5       Cannondale Corporation Change of Control Separation Plan
              B.(5)
21            Subsidiaries of the Registrant.(1)
23            Consent of Independent Auditors(1)
27.A          Restated Financial Data Schedule for Fiscal Year Ended June
              29, 1996(1)
27.B          Restated Financial Data Schedule for Fiscal Year Ended June
              28, 1997(1)
27.C          Financial Data Schedule for Fiscal Year Ended June 27,
              1998(1)

---------------
* Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Registration Statement on Form S-1, Registration No. 33-84566

+ Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q filed for the quarterly period ended December 31, 1994.

++ Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q filed for the quarterly period ended April 1, 1995.

@ Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q filed for the quarterly period ended December 30, 1995.

*** Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q filed for the quarterly period ended September 28, 1996.

**** Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q filed for the quarterly period ended December 28, 1996.

(1)   Filed herewith.

(2) Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-K/A filed for the year end June 28, 1997.

(3) Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q for the quarterly period ended December 27, 1997.

(4) Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q for the quarterly period ended March 28, 1998.

(5) Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q/A for the quarterly period ended March 28, 1998.

(6) Incorporated by reference to the registrant's Form 8-K filed on December 23, 1997.

     The Company undertakes to provide a copy of any of the foregoing Exhibits to any Company stockholder of record on September 30, 1998. Requests should be made in writing to the Company at 16 Trowbridge Drive, Bethel, Connecticut 06801, ATTN: Investor Relations, and should be accompanied by payment of $5.00 per Exhibit, to cover the Company's expenses in providing such Exhibit(s).

(b) REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CANNONDALE CORPORATION

September 25, 1998                        /s/       WILLIAM A. LUCA
                                          --------------------------------------
                                          William A. Luca
                                          Vice President of Finance,
                                          Treasurer and Chief Financial Officer

     KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William A. Luca his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURE                              TITLE                          DATE
             ---------                              -----                          ----

     /s/ JOSEPH S. MONTGOMERY        Chairman, President, Chief             September 25, 1998
-----------------------------------    Executive Officer and Director
       Joseph S. Montgomery            (Principal Executive Officer)

        /s/ WILLIAM A. LUCA          Vice President of Finance,             September 25, 1998
-----------------------------------    Treasurer, Chief Financial
          William A. Luca              Officer, and Director (Principal
                                       Financial Officer)

       /s/ DANIEL C. ALLOWAY         Vice President Sales -- United         September 25, 1998
-----------------------------------    States and Vice President of
         Daniel C. Alloway             European Operations and Director

       /s/ JOHN P. MORIARTY          Assistant Treasurer and Assistant      September 25, 1998
-----------------------------------    Secretary, Director of Accounting
         John P. Moriarty              (Principal Accounting Officer)

      /s/ JAMES S. MONTGOMERY        Director                               September 25, 1998
-----------------------------------
        James S. Montgomery

       /s/ JOHN H.T. WILSON          Director                               September 25, 1998
-----------------------------------
         John H.T. Wilson

                                     Director                               September 25, 1998
-----------------------------------
           John Sanders

      /s/ MICHAEL J. STIMOLA         Director                               September 25, 1998
-----------------------------------
        Michael J. Stimola

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of June 27, 1998 and June 28,
  1997......................................................  F-3
Consolidated Statements of Earnings for the years ended June
  27, 1998, June 28, 1997 and June 29, 1996.................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended June 27, 1998, June 28, 1997 and June 29,
  1996......................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  June 27, 1998, June 28, 1997 and June 29, 1996............  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cannondale Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Cannondale Corporation and subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended June 27, 1998, June 28, 1997 and June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cannondale Corporation and subsidiaries at June 27, 1998 and June 28, 1997, and the consolidated results of their operations and their cash flows for the years ended June 27, 1998, June 28, 1997 and June 29, 1996, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 10, 1998,
except for Note 15, as
to which the date is
September 22, 1998

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 27, 1998      JUNE 28, 1997
                                                              ---------------    ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash......................................................      $  3,031           $  5,521
  Trade accounts receivable, less allowances of $8,479 and
     $6,432.................................................        61,746             61,272
  Inventory.................................................        39,420             30,105
  Deferred income taxes.....................................         2,172              2,623
  Prepaid expenses and other current assets.................         4,449              2,386
                                                                  --------           --------
Total current assets........................................       110,818            101,907
Property, plant and equipment...............................        35,769             23,105
Notes receivable and advances to related parties............         2,688                227
Other assets................................................         3,002              2,045
                                                                  --------           --------
Total assets................................................      $152,277           $127,284
                                                                  ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $ 16,747           $ 12,330
  Revolving line of credit..................................         2,141              1,022
  Income taxes payable......................................         1,732              2,946
  Other accrued expenses....................................         3,838              3,916
  Accrued warranty expense..................................         1,982              2,085
  Payroll and other employee related benefits...............         2,142              1,850
  Payable to related party..................................         2,800                 --
  Current installments of long-term debt....................           461                562
                                                                  --------           --------
Total current liabilities...................................        31,843             24,711
Long-term debt, less current installments...................        40,352             20,319
Deferred income taxes.......................................         1,569                339
Other noncurrent liabilities................................           275                294
                                                                  --------           --------
Total liabilities...........................................        74,039             45,663
                                                                  --------           --------
Stockholders' equity:
  Common Stock, $.01 par value:
     Authorized shares -- 40,000,000
     Issued shares -- 8,737,088, issued and outstanding
      shares -- 8,687,615...................................            87                 87
  Additional paid-in capital................................        57,303             56,860
  Retained earnings.........................................        35,405             26,053
  Less 656,400 shares in treasury at cost...................       (12,417)                --
  Cumulative translation adjustment.........................        (2,140)            (1,379)
                                                                  --------           --------
Total stockholders' equity..................................        78,238             81,621
                                                                  --------           --------
Total liabilities and stockholders' equity..................      $152,277           $127,284
                                                                  ========           ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                        YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                       JUNE 27, 1998    JUNE 28, 1997    JUNE 29, 1996
                                                       -------------    -------------    -------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................................    $171,496         $162,496         $145,976
Cost of sales........................................     110,113          101,334           92,804
                                                         --------         --------         --------
Gross profit.........................................      61,383           61,162           53,172
                                                         --------         --------         --------
Expenses:
  Selling, general and administrative................      39,361           35,707           32,577
  Research and development...........................       6,750            3,576            2,837
                                                         --------         --------         --------
                                                           46,111           39,283           35,414
                                                         --------         --------         --------
Operating income.....................................      15,272           21,879           17,758
                                                         --------         --------         --------
Other income (expense):
  Interest expense...................................      (1,995)          (1,574)          (2,224)
  Other income.......................................         653              843              414
                                                         --------         --------         --------
                                                           (1,342)            (731)          (1,810)
                                                         --------         --------         --------
Income before income taxes...........................      13,930           21,148           15,948
Income tax expense...................................      (4,578)          (7,642)          (5,802)
                                                         --------         --------         --------
Net income...........................................    $  9,352         $ 13,506         $ 10,146
                                                         ========         ========         ========
Basic income per share...............................    $   1.11         $   1.56         $   1.23
Diluted income per share.............................    $   1.08         $   1.51         $   1.19

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  COMMON STOCK      ADDITIONAL                TREASURY STOCK      CUMULATIVE
                                -----------------    PAID-IN     RETAINED   -------------------   TRANSLATION
                                 SHARES     VALUE    CAPITAL     EARNINGS    SHARES     VALUE     ADJUSTMENT     TOTAL
                                ---------   -----   ----------   --------   --------   --------   -----------   --------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at July 1, 1995.......  7,127,181    $71     $33,294     $ 2,401          --   $     --     $   322     $ 36,088
  Net income..................         --     --          --      10,146          --         --          --       10,146
  Issuance of common stock
    (Net of $1,490 of offering
    costs)....................  1,366,666     14      22,071          --          --         --          --       22,085
  Exercise of options.........    117,868      1         600          --          --         --          --          601
  Foreign currency
    adjustment................         --     --          --          --          --         --        (626)        (626)
                                ---------    ---     -------     -------    --------   --------     -------     --------
Balance at June 29, 1996......  8,611,715     86      55,965      12,547          --         --        (304)      68,294
  Net income..................         --     --          --      13,506          --         --          --       13,506
  Exercise of options.........     75,900      1         895          --          --         --          --          896
  Foreign currency
    adjustment................         --     --          --          --          --         --      (1,075)      (1,075)
                                ---------    ---     -------     -------    --------   --------     -------     --------
Balance at June 28, 1997......  8,687,615     87      56,860      26,053          --         --      (1,379)      81,621
  Net income..................         --     --          --       9,352          --         --          --        9,352
  Exercise of options.........     49,473     --         443          --          --         --          --          443
  Purchase of treasury
    stock.....................         --     --          --          --    (656,400)   (12,417)         --      (12,417)
  Foreign currency
    adjustment................         --     --          --          --          --         --        (761)        (761)
                                ---------    ---     -------     -------    --------   --------     -------     --------
Balance at June 27, 1998......  8,737,088    $87     $57,303     $35,405    (656,400)  $(12,417)    $(2,140)    $ 78,238
                                =========    ===     =======     =======    ========   ========     =======     ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                       JUNE 27, 1998    JUNE 28, 1997    JUNE 29, 1996
                                                       -------------    -------------    -------------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...........................................    $  9,352          $13,506          $10,146
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization...................       4,054            3,211            2,994
     Provision for bad debt, discount, credit and
       return and late charge reserves...............       7,141            5,762           10,114
     Provision for obsolete inventory................       1,425            1,484              883
     Unrealized (gain) loss on foreign currency
       transactions..................................         642              107              (43)
     Deferred income taxes...........................         425             (442)            (616)
     Other...........................................          16               (1)              31
     Changes in assets and liabilities:
       Trade accounts receivable.....................      (8,894)         (17,399)         (25,136)
       Inventory.....................................     (11,589)          (1,975)         (10,402)
       Prepaid expenses and other assets.............      (3,319)          (2,089)             174
       Accounts payable..............................       4,711              138            3,058
       Warranty and other accrued expenses...........       3,174              805              323
       Income taxes payable and other liabilities....          36            1,470            1,686
                                                         --------          -------          -------
Net cash provided by (used in) operating
  activities.........................................       7,174            4,577           (6,788)
                                                         --------          -------          -------
INVESTING ACTIVITIES
Capital expenditures.................................     (16,762)          (9,766)          (3,023)
Proceeds from sale of building.......................          --            1,676               --
Loans provided to related parties....................      (2,461)            (227)              --
                                                         --------          -------          -------
Net cash used in investing activities................     (19,223)          (8,317)          (3,023)
                                                         --------          -------          -------
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock.......         443              896           22,686
Payments for the purchase of treasury stock..........     (12,417)              --               --
Proceeds from issuance of long-term debt.............       3,203           21,383              489
Net proceeds from (repayments of) borrowings under
  short-term revolving credit agreements.............       1,291           (3,555)             478
Net proceeds from (repayments of) borrowings under
  long-term debt and capital lease agreements........      16,833          (15,133)         (11,291)
                                                         --------          -------          -------
Net cash provided by financing activities............       9,353            3,591           12,362
                                                         --------          -------          -------
Effect of exchange rate changes on cash..............         206            1,365             (501)
                                                         --------          -------          -------
Net increase (decrease) in cash......................      (2,490)           1,216            2,050
Cash at beginning of period..........................       5,521            4,305            2,255
                                                         --------          -------          -------
Cash at end of period................................    $  3,031          $ 5,521          $ 4,305
                                                         ========          =======          =======
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest...........................................    $  2,071          $ 1,781          $ 2,426
                                                         ========          =======          =======
  Income taxes, net of refunds.......................    $  7,341          $ 6,788          $ 4,375
                                                         ========          =======          =======

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

  Description of Business

     Cannondale Corporation (the "Company") manufactures and distributes bicycles and bicycling accessories and equipment. International operations are conducted through the Company's wholly-owned subsidiaries: Cannondale Europe B.V. ("Cannondale Europe"), Cannondale Japan KK ("Cannondale Japan") and Cannondale Australia Pty Limited ("Cannondale Australia").

  Business and Credit Concentrations

     The Company's customer base is composed of specialty bicycle retailers who are located principally throughout the United States and Europe. There is no single geographic area of concentration in the United States or Europe. No single customer accounted for more than 5% of the Company's sales during the years ended June 27, 1998, June 28, 1997 or June 29, 1996. As a result of the seasonality of the Company's business, the payment terms offered to its customers generally range from 30 to 180 days depending on the time of year and other factors.

     The Company's raw materials are readily available and the Company is not completely dependent on a single supplier. The Company has, however, preferences with respect to continuing its relationships with certain selected vendors, and a material portion of the Company's inventory purchases is from a single supplier. That single supplier was the source of approximately 17% of the Company's total inventory purchases in fiscal 1998.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Depreciation of plant and equipment is calculated on the straight-line method over 21 to 40 years for buildings and improvements and 3 to 10 years for equipment. Amortization of assets recorded under

                    CANNONDALE CORPORATION AND SUBSIDIARIES
capitalized lease obligations is recognized over the lesser of the useful lives or lease terms and such amount is included in depreciation and amortization expense.

     Interest costs for the construction of certain long-term assets are capitalized and amortized over the related asset's useful life. The Company capitalized interest costs of $88,000 and $133,000 for the years ended June 27, 1998 and June 28, 1997, respectively, related to the construction of the Company's new headquarters facility and the expansion of the manufacturing facility. Total interest incurred before the recognition of the capitalized amount was $2,083,000 and $1,707,000 for fiscal 1998 and 1997, respectively. There was no interest capitalized in fiscal 1996.

  Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for deferred income taxes. Taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on the enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable income.

  Foreign Currency Translation

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates. Revenues, costs and expenses are translated at the average exchange rates applicable for the period. Translation adjustments resulting from changes in exchange rates are reported as a separate component of stockholders' equity.

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

  Financial Instruments

     The Company enters into forward contracts to purchase and sell U.S., European, Japanese and Australian currencies to reduce exposures to foreign currency risk. The Company does not hold foreign currency forward contracts for trading purposes. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related transaction. Gains and losses on foreign currency transactions that do not satisfy the accounting requirements of an effective hedge are reported currently as a component of other income or expense.

     During fiscal 1998, the Company entered into interest rate swap agreements to manage exposure to fluctuations in interest rates. The differential between the interest paid or received on a specified notional amount is recognized as an adjustment to interest expense. The fair value of the swap agreements and changes in the fair value as a result of changes in the fair value of market interest rates are not recognized in the financial statements.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

  Stock-Based Compensation

     The Company grants stock options to officers, directors, employees, consultants and advisors with an exercise price determined by the Board of Directors at the time of grant. The Company accounts for stock option grants, except for those granted to consultants and advisors of the Company, in accordance with Accounting Principles Board Standard ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which requires that compensation expense be recognized for the difference between the quoted market price of the stock at the grant date and the amount that the employee is required to pay. The Company accounts for stock option grants to consultants and advisors in accordance with SFAS 123 and has not incurred any material charges to date. As prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has disclosed in Note 7 the pro-forma effects on net income and earnings per share of recording compensation expense for the fair value of stock options granted subsequent to July 1, 1995. It is the opinion of management that the existing model to estimate the fair value of employee options according to SFAS 123, and the assumptions used to calculate the impact, may not be representative of the effects on future years and does not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Earnings per Share Amounts

     In 1997, the FASB ("Financial Accounting Standards Board") issued SFAS 128, "Earnings Per Share." SFAS Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

  Reclassifications

     Certain 1997 amounts have been reclassified to conform to the current year's presentation.

  Intangible Assets

     Included in other assets are intangible assets, which represent the cost of patents, goodwill and deferred financing charges. Intangible assets were $1,395,000 and $1,260,000 at June 27, 1998 and June 28, 1997, respectively.
Accumulated amortization on intangible assets amounted to $314,000 and $234,000 at June 27, 1998 and June 28, 1997, respectively. Amortization of goodwill and patents is provided using the straight-line method over the estimated useful lives of the assets, not exceeding 17 years. Amortization of deferred financing charges is provided over the term of the related debt instrument.

  Advertising Expenses

     Advertising expenses are charged to income during the year that they are incurred. Selling, general and administrative expenses of the Company include advertising and promotion costs of $3,906,000, $3,867,000 and $2,780,000 for the years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

  Accounting Developments

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income", which is effective for financial statements beginning in the first fiscal quarter of 1999. SFAS 130 defines the concept of "comprehensive income" and establishes the standards for reporting "comprehensive income." Comprehensive income is defined to include net income, as currently reported, as well as unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and certain other items not included in the income statement. SFAS 130 also sets forth requirements on how comprehensive income should be presented as part of the issuer's financial statements. The Company is currently assessing how it will disclose comprehensive income in its financial statements. The adoption of SFAS 130 will not affect the Company's earnings, liquidity or capital resources.

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for companies with fiscal years beginning after December 15, 1997. SFAS 131 defines the criteria by which an issuer is to determine the number and nature of its "operating segments" and sets forth the financial information that is required to be disclosed about such segments. The Company is currently assessing the manner in which it will disclose the required information.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal quarters beginning after June 15, 1999. SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In fiscal 1999, the Company will assess how the provisions of this statement will affect its hedging operations and future earnings. At this time, the effect of the adoption of SFAS 133 on future earnings cannot be estimated.

2.  INVENTORY

     The components of inventory are as follows (in thousands):

                                                     JUNE 27, 1998    JUNE 28, 1997
                                                     -------------    -------------
Raw materials......................................     $20,439          $13,394
Work-in process....................................       2,856            1,455
Finished goods.....................................      16,931           16,325
                                                        -------          -------
                                                         40,226           31,174
Less reserve for obsolete inventory................        (806)          (1,069)
                                                        -------          -------
                                                        $39,420          $30,105
                                                        =======          =======

                    CANNONDALE CORPORATION AND SUBSIDIARIES

3.  PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows (in thousands):

                                                     JUNE 27, 1998    JUNE 28, 1997
                                                     -------------    -------------
Land...............................................    $  1,270         $  1,324
Buildings and improvements.........................      18,328            8,700
Factory and office equipment.......................      33,366           24,388
Cessna Citation jet................................       2,800               --
Construction and projects in progress..............       1,577            6,493
                                                       --------         --------
                                                         57,341           40,905
Less accumulated depreciation and amortization.....     (21,572)         (17,800)
                                                       --------         --------
                                                       $ 35,769         $ 23,105
                                                       ========         ========

     Purchases of equipment through capitalized lease obligations and notes were $28,000 and $291,000 in fiscal 1997 and 1996, respectively. The Company did not enter into any capital leases during fiscal 1998.

4.  EARNINGS PER SHARE

     The following table is an illustration of the reconciliation of the numerator and denominator of basic and diluted income per share computations and other related disclosures required by SFAS 128 (in thousands, except earnings per share data):

                                        YEAR ENDED       YEAR ENDED       YEAR ENDED
                                       JUNE 27, 1998    JUNE 28, 1997    JUNE 29, 1996
                                       -------------    -------------    -------------
NUMERATOR:
Numerator for basic and diluted
  earnings per share -- income
  available to common stockholders...     $9,352           $13,506          $10,146
                                          ======           =======          =======
DENOMINATOR:
Denominator for basic earnings per
  share -- weighted-average shares...      8,442             8,638            8,216
Effect of dilutive securities:
  Employee stock options.............        240               278              283
                                          ------           -------          -------
Denominator for diluted earnings per
  share -- adjusted weighted-average
  shares and assumed conversions.....      8,682             8,916            8,499
                                          ======           =======          =======
Basic earnings per share.............     $ 1.11           $  1.56          $  1.23
                                          ======           =======          =======
Diluted earnings per share...........     $ 1.08           $  1.51          $  1.19
                                          ======           =======          =======

     The average number of options to purchase shares of common stock excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, therefore, having an antidilutive effect, were 377,528, 118,844 and 16,578 for fiscal 1998, 1997 and 1996, respectively.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

5.  DEBT

  Short-term revolving credit advances (in thousands):

                                                     JUNE 27, 1998    JUNE 28, 1997
                                                     -------------    -------------
Cannondale Europe..................................     $1,578           $  193
Cannondale Japan...................................        563              829
                                                        ------           ------
                                                        $2,141           $1,022
                                                        ======           ======

     In February 1998, Cannondale Europe entered into a multicurrency credit arrangement, which allows Cannondale Europe to borrow up to 12,500,000 Dutch guilders (approximately $6,131,000 at June 27, 1998) on a short-term basis. The interest rate on outstanding borrowings is a market rate, applicable to the currencies borrowed, plus 1.5% with a minimum rate of 3.5%. The credit arrangement contains no specific expiration date, and may be terminated by either the borrower or the lender, at any time. Cannondale Europe's multicurrency credit arrangement is guaranteed by Cannondale U.S..

     Prior to establishing the February 1998 agreement, Cannondale Europe entered into a multi-currency credit arrangement, which allowed Cannondale Europe to borrow up to $10,000,000 on a short-term basis. The interest rate on outstanding borrowings was a market rate, applicable to the borrowed currencies, plus 1.5% with a minimum rate of 3.5%. The credit arrangement contained no specific expiration date, and could have been terminated by either the borrower or the lender, at any time.

     Cannondale Japan has an unsecured revolving credit facility for up to 155,000,000 Japanese yen (approximately $1,092,000 at June 27, 1998). The interest rate on the outstanding borrowings was 2.875% at June 27, 1998 and June 28, 1997. The credit facility contains no specific expiration date, and may be terminated by either the borrower or the lender, at any time. Cannondale Japan's unsecured revolving credit facility is guaranteed by Cannondale U.S..

     The weighted average interest rate on the Company's revolving lines of credit was 5.05% and 4.48% at June 27, 1998 and June 28, 1997, respectively.

  Long-Term Debt (in thousands):

                                                     JUNE 27, 1998    JUNE 28, 1997
                                                     -------------    -------------
Revolving credit facility..........................     $34,661          $17,278
Pennsylvania Industrial Development Authority
  bonds, interest rates ranging from 2.0% to
  4.5%.............................................       3,049            1,605
Connecticut Development Authority Loan.............       1,602               --
Algemene Bank Nederland N.V........................         846              937
Rush Township Construction Loan, interest at
  3.0%.............................................         378              422
Daiichi Kangyo Bank term loan, interest at 3.25%...         115              290
Notes secured by equipment and capitalized
  leases...........................................         162              349
                                                        -------          -------
                                                         40,813           20,881
Less current portion...............................        (461)            (562)
                                                        -------          -------
                                                        $40,352          $20,319
                                                        =======          =======

     In June 1997, the Company entered into an unsecured, multicurrency revolving credit facility. The agreement, as amended in October 1997, which extends to June 2000, allows the Company and its subsidiaries to borrow up to $70,000,000 until September 1998, when the commitment of the lenders decreases by $1,250,000 each quarter thereafter. The agreement includes a provision that permits the Company to borrow

                    CANNONDALE CORPORATION AND SUBSIDIARIES
up to $10,000,000 of the $70,000,000 facility on a short-term basis (less than 30 days). The outstanding borrowings consisted of U.S. dollars ($27,500,000 and $6,413,000), Dutch guilders (11,000,000 and 17,000,000) and Japanese yen
(250,705,000 and 250,705,000) at June 27, 1998 and June 28, 1997, respectively.
The agreement requires the maintenance of specified levels of cash flow, capitalization, interest coverage and tangible net worth.

     The Company has the option to borrow at the following rates: (1) a variable rate (8.50% at June 28, 1997) that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points; (2) a short-term market rate (6.225% and 6.275% at June 27, 1998 and June 28, 1997, respectively) that is an offered rate per annum quoted by the bank; or (3) the LIBOR (London Interbank Offered Rate) applicable to the currency borrowed plus an interest rate margin ("LIBOR margin"). At June 27, 1998, the rate(s) of outstanding borrowings under the LIBOR option ranged from 6.175% to 6.44% for U.S. dollar borrowings, and were 4.24% and 4.25% for Dutch guilder borrowings and was 1.29% for Japanese yen borrowings. At June 28, 1997, the rates of outstanding borrowings under the LIBOR option were 3.25% and .56% for Dutch guilder and Japanese yen borrowings, respectively . The LIBOR margin (ranging from 30.0 to 75.0 basis points) is determined quarterly based upon predetermined performance criteria. The Company is obligated to pay a facility fee (ranging from 15.0 to 25.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. The LIBOR margin was 75.0 basis points and 42.5 basis points at June 27, 1998 and June 28, 1997, respectively. The facility fee was 25.0 basis points and 20.0 basis points at June 27, 1998 and June 28, 1997, respectively. The weighted average interest rate for borrowings under this facility was 5.74% and 4.54% at June 27, 1998 and June 28, 1997, respectively.

     The Pennsylvania Industrial Development Authority bonds are secured by the Company's Bedford, Pennsylvania facility. The loans extend through 2013, and are payable in equal monthly payments.

     The Connecticut Development Authority loan is secured by the Company's Bethel, Connecticut headquarters and research and development facility. The interest rate is fixed at 5.75% until January 1999; thereafter, the interest rate will be adjusted annually to yield the U.S. Government Securities Ten Year Treasury. The loan is payable in monthly installments with no obligation to amortize the principal portion of the loan until February 2000. Thereafter, the loan is payable in amounts sufficient to amortize the principal balance over a fifteen-year term plus interest, with the balance due on February 1, 2008.

     The Algemene Bank of Nederland N.V. loan is secured by Cannondale Europe's factory in Oldenzaal, Netherlands. The interest rate is a variable market rate determined quarterly with a maximum of 7.55%. The interest rate was 6.2% and 5.9% at June 27, 1998 and June 28, 1997, respectively. The loan extends to May 2004 and is payable quarterly in Dutch guilders with equal principal payments plus interest, and the balance of 1,100,000 Dutch guilders (approximately $540,000 at June 27, 1998) due at the expiration of the agreement.

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

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     Maturities of long-term debt, including payments under capitalized lease obligations, are as follows (in thousands):

1999...............................................  $   544
2000...............................................   35,097
2001...............................................      435
2002...............................................      442
2003...............................................      432
Thereafter.........................................    3,866
                                                     -------
                                                      40,816
Amounts representing interest on capital lease
  obligations......................................       (3)
                                                     -------
                                                     $40,813
                                                     =======

6.  INCOME TAXES

     Income (loss) before income taxes by geographic location is as follows (in thousands):

                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                         JUNE 27,1998    JUNE 28,1997    JUNE 29,1996
                                         ------------    ------------    ------------
United States..........................    $  (872)        $ 7,770         $ 5,925
Foreign................................     14,802          13,378          10,023
                                           -------         -------         -------
                                           $13,930         $21,148         $15,948
                                           =======         =======         =======

     The income tax provision consists of the following (in thousands):

                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                         JUNE 27,1998    JUNE 28,1997    JUNE 29,1996
                                         ------------    ------------    ------------
Current:
  Federal..............................     $ (786)         $2,884          $2,281
  Foreign..............................      5,067           4,698           3,551
  State................................       (128)            502             586
                                            ------          ------          ------
          Total Current................      4,153           8,084           6,418
                                            ------          ------          ------
Deferred:
  Federal..............................        412            (408)           (384)
  Foreign..............................        (59)             36            (189)
  State................................         72             (70)            (43)
                                            ------          ------          ------
          Total Deferred...............        425            (442)           (616)
                                            ------          ------          ------
          Total........................     $4,578          $7,642          $5,802
                                            ======          ======          ======

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     The provision for income taxes on income before income taxes differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effects of the following items:

                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                         JUNE 27,1998    JUNE 28,1997    JUNE 29,1996
                                         ------------    ------------    ------------
Tax at U.S. statutory rate.............      34.0%           34.0%           34.0%
State income taxes, net of federal
  benefit..............................      (0.6)            1.6             2.4
Higher (lower) effective income taxes
  of other countries...................      (0.2)            0.9             1.6
Change in valuation allowance of
  deferred tax assets..................        --              --            (1.5)
Other..................................      (0.3)           (0.4)           (0.1)
                                             ----            ----            ----
                                             32.9%           36.1%           36.4%
                                             ====            ====            ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities at June 27, 1998 and June 28, 1997 are as follows (in thousands):

                                                             JUNE 27, 1998    JUNE 28, 1997
                                                             -------------    -------------
Deferred tax assets:
  Accounts receivable and inventory reserves...............     $ 1,586          $1,549
  Stock option compensation................................         307             371
  Accrued liabilities......................................         843             845
  Other....................................................         489             394
                                                                -------          ------
  Total deferred assets....................................       3,225           3,159
                                                                -------          ------
Deferred tax liabilities:
  Tax over book depreciation...............................        (955)           (658)
  Accounts receivable fair value adjustment................      (1,145)             --
  Other....................................................        (522)           (217)
                                                                -------          ------
  Total deferred liabilities...............................      (2,622)           (875)
                                                                =======          ======
Net deferred tax assets....................................     $   603          $2,284
                                                                =======          ======

     SFAS 109 generally provides that net deferred tax assets are not recognized when a company has cumulative losses in recent years. Accordingly, a valuation allowance was established in prior years for the excess of deferred tax assets over deferred tax liabilities. For the fiscal year ended June 29, 1996, the Company reduced its valuation allowance by $232,000 due to the reevaluation of the recoverability of deferred tax assets.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $26,307,000 at June 27, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however unrecognized foreign tax credit carryforwards would be available to reduce some of the portion of the U.S. liability. Withholding taxes of approximately $1,424,000 would be payable upon remittance of all previously unremitted earnings at June 27, 1998.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

7.  STOCK OPTIONS

     At June 27, 1998, the Company had four fixed option plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its employee stock option plans. Under APB Opinion 25, the Company does not recognize compensation expense since the exercise price of the options granted is equal to the market value of the Company's common stock on the date of grant.

     SFAS 123 requires that the Company disclose the pro-forma impact on net income and earnings per share as if compensation expense associated with employee stock options had been calculated under the fair value method for employee stock options granted subsequent to July 1, 1995. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively: an expected volatility of .50, .45 and .50, an expected term of 4.18, 4.66 and 4.09 years, risk-free interest rates of 5.50%, 6.05% and 5.89% and no expected dividend yield.

     For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows (in thousands, except per share data):

                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                 JUNE 27,1998    JUNE 28,1997    JUNE 29,1996
                                                 ------------    ------------    ------------
Pro Forma Net Income...........................     $7,000         $11,986          $9,399
Pro Forma Basic Earnings Per Share.............     $  .83         $  1.39          $ 1.14
Pro Forma Diluted Earnings Per Share...........     $  .80         $  1.38          $ 1.14

     The SFAS 123 pro-forma effect will be not be fully reflected until 2001 due to the calculation reflecting only the effect of options granted subsequent to July 1, 1995.

     The Company has four fixed option plans: the 1994 Stock Option Plan (the "1994 Plan"), the 1994 Management Stock Option Plan (the "Management Plan"), the 1995 Stock Option Plan (the "1995 Plan") and the 1996 Stock Option Plan (the "1996 Plan"). Under the terms of the plans, the committee administering the plans may grant options to purchase shares of the Company's common stock to officers, directors, employees, consultants and advisors for up to 1,957,500 shares. The vesting of options granted under the plans is at the discretion of the Board of Directors. Other than options granted under the 1994 Plan to purchase 373,743 shares of common stock at an exercise price of $.34, substantially all of which vested on July 2, 1994, and options granted to new non-employee directors (1,000 on the date of election or appointment) which vest immediately, options vest over a three- to five-year period. The 1994 Plan, the Management Plan, the 1995 Plan and the 1996 Plan terminate on December 31, 2003, December 31, 2004, December 31, 2005 and December 31, 2006, respectively.

     In February 1998, the Company amended its stock option plans to include a provision whereby upon a change of control, as defined by the plans, any option granted and outstanding shall immediately become vested. On June 15, 1998, an aggregate of 1,430,652 options to purchase common stock with exercise prices in excess of $12.50 were canceled and new options were issued with the same exercise prices and terms as the old options; provided, however, that in the event of a change of control, the exercise price of the new options will be $12.50 (the fair value of the Company's common stock at the time of the grant).

     On March 27, 1998, an aggregate of 509,426 options to purchase common stock with exercise prices in excess of $16.50 were canceled and new options were issued in replacement thereof with exercise prices of $16.50 and terms identical to those canceled.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's stock option plans as of June 27, 1998, June 28, 1997 and June 29, 1996, and changes during the years ending on those dates is presented below:

                                     1998                    1997                   1996
                             ---------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                             ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.....................   1,353,204    $14.25    1,035,495    $11.71      641,605    $ 6.34
Granted....................   2,379,758    $16.30      454,196    $19.21      543,769    $15.79
Exercised..................     (49,473)   $ 5.47      (75,900)   $ 7.44     (117,868)   $ 0.85
Terminated or canceled.....  (2,032,042)   $16.83      (60,587)   $16.45      (32,011)   $13.37
                             ----------              ---------              ---------
Outstanding at end of
  year.....................   1,651,447    $14.30    1,353,204    $14.25    1,035,495    $11.71
                             ==========              =========              =========
Options exercisable at end
  of year..................     742,898    $11.73      509,756    $ 9.20      318,231    $ 4.33
Weighted average fair value
  of options granted during
  the year.................       $5.92                  $8.51                  $7.27

     The following table summarizes information about fixed stock options outstanding at June 27, 1998.

                                                                                           OPTIONS EXERCISABLE
                                            OPTIONS OUTSTANDING                     ---------------------------------
                          -------------------------------------------------------     NUMBER OF
                          NUMBER OF OPTIONS   WEIGHTED-AVERAGE      WEIGHTED-          OPTIONS          WEIGHTED-
                           OUTSTANDING AT        REMAINING       AVERAGE EXERCISE   EXERCISABLE AT   AVERAGE EXERCISE
RANGE OF EXERCISE PRICES    JUNE 27, 1998     CONTRACTUAL LIFE        PRICE         JUNE 27, 1998         PRICE
------------------------  -----------------   ----------------   ----------------   --------------   ----------------
 $0.34 to $0.34.......          154,425             6.00              $ 0.34           154,425            $ 0.34
$12.50 to $15.00......          396,928             6.82              $13.73           346,655            $13.58
$15.25 to $16.56......        1,100,094             8.86              $16.47           241,818            $16.37
                              ---------                                                -------
 $0.34 to $16.56......        1,651,447             8.10              $14.30           742,898            $11.73
                              =========                                                =======

8.  PROFIT SHARING PLAN

     The Company has a qualified, defined contribution savings plan covering all full-time U.S. employees who have attained the age of 18 with more than three months of service. Contributions to the plan, which are discretionary, are determined annually by the Board of Directors. There were no contributions in fiscal 1998, 1997 or 1996.

9.  STOCKHOLDERS' EQUITY

     In September 1997, the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock at an aggregate price not to exceed $20 million. Purchases by the Corporation may be made from time to time in the open market or in private transactions. The repurchase program may be suspended or discontinued at any time. Shares repurchased by the Corporation are available for general corporate purposes, including issuance upon the exercise of employee options. At June 27, 1998, the Company had repurchased an aggregate of 656,400 shares of its common stock under the program at a cost of $12.4 million.

     In November 1997, the stockholders of the Company approved an increase in its authorized shares of common stock to 40,000,000 from 18,000,000.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     In December 1997, the Company's Board of Directors adopted a Stockholders' Rights Plan pursuant to which rights to purchase shares of common stock of the Company were distributed as a dividend, one right per share, to record owners of common stock as of the close of business on December 22, 1997, and for each share of common stock issued subsequent to that date. Each right entitles the registered holder to purchase that number of shares of common stock of the Company having a market value of two times the then applicable exercise price of the right. Subject to certain exceptions, the rights become exercisable on the earlier of ten business days following a public announcement that a person or group acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding common stock of the Company, or ten business days following the commencement or announcement by a person or group of a tender offer or exchange offer which would result in beneficial ownership of 20% or more of the common stock of the Company. In the event that the Company is acquired in a merger or other business combination, or 50% or more of the Company's consolidated assets or earnings power are sold, proper provisions will be made so that each holder of a right will be entitled to receive, upon the exercise of the right, at the then applicable exercise price, that number of shares of common stock of the acquiring company that at the time of such transaction will have a market value of two times the applicable exercise price of the right. Until a right is exercised, the holder of the right will have no rights as a stockholder of the Company, including, without limitation, the right to vote, or to receive dividends. The rights expire December 22, 2007 unless extended or unless rights are redeemed by the Company.

     In September 1994, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), which is intended to allow qualified employees to purchase common stock of the Company at a discount to the market value of such common stock. A total of 348,750 shares of Common Stock have been reserved for issuance under the Purchase Plan. Under the terms of the Purchase Plan, the purchase price of a share of common stock is the lower of: 85% of the closing price of the Company's common stock on the date the offering period begins and 85% of the closing price of the Company's common stock on the termination date of the offering period. In January 1998, the Company gave qualified employees the option to participate in the first six month offering period under the Purchase Plan. Subsequent to June 27, 1998, 4,491 shares of common stock were issued for $11.37 per share pursuant to the first six month offering period.

     In September 1995, the Company completed a public offering of 1,300,000 shares of common stock at a price of $17.25 per share. The net proceeds were approximately $21.0 million after deducting the underwriting discount and offering expenses. Additionally, in October 1995, the Company issued 66,666 shares of common stock, upon the partial exercise of the over-allotment option granted to the underwriters in connection with the September 1995 public offering. The net proceeds to the Company from the additional shares issued, at the public offering price of $17.25 per share, were approximately $1.1 million after deducting the underwriting discount and expenses. The net proceeds of the offering were used to reduce outstanding borrowings under the Company's domestic revolving credit facility. Had the offering occurred on July 2, 1995, diluted and basic earnings per share for the year ended June 29, 1996 would have been $1.18 and $1.23, respectively.

     At June 27, 1998 there were 2,041,547 shares of common stock reserved for the exercise of options and employee stock purchases.

10.  OPERATING LEASES

     The Company and its subsidiaries lease a hangar, software, computer, and other office and factory equipment under long-term operating leases with varying terms. The aggregate future minimum lease

                    CANNONDALE CORPORATION AND SUBSIDIARIES
payments under noncancellable operating leases with initial or remaining lease terms of greater than one year are as follows (in thousands):

1999................................................  $  953
2000................................................     472
2001................................................     246
2002................................................      36
2003 and after......................................     657
                                                      ------
                                                      $2,364
                                                      ======

     Rent expense amounted to $2,052,000, $2,273,000 and $1,203,000 in fiscal 1998, 1997 and 1996, respectively.

11.  FINANCIAL INSTRUMENTS

  Balance Sheet Financial Instruments

     At June 27, 1998, the carrying value of financial instruments such as cash, trade receivables and payables approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of the Company's borrowings under its variable rate short- and long-term credit agreements approximate their fair value. The carrying value of the Company's other long-term debt, which approximates its fair value, is estimated based on expected future cash flows, discounted at current rates for the same or similar issues.

  Forward Foreign Exchange Contracts

     At June 27, 1998 and June 28, 1997, the Company had approximately $10.3 million and $7.7 million, respectively, of forward exchange contracts outstanding to exchange European, Japanese, Australian and U.S. currencies to reduce exposures to foreign currency risk. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange, at maturity, various currencies for U.S. dollars, Dutch guilders, Australian dollars and Japanese yen at rates agreed to at inception of the contracts. At June 27, 1998, the net loss explicitly deferred from hedging firm sale and purchase commitments was not significant and will be recognized in earnings during fiscal 1999. Deferred gains and losses are included in prepaid expenses and other current assets, and are recognized in earnings when the future sales and purchases occur. At June 27, 1998, the carrying value of the Company's foreign currency forward contracts, which approximates their fair value, is the amount at which the contracts could be settled based on quotes provided by major financial institutions.

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

     The Company uses borrowings of Japanese yen and Dutch guilders to hedge its net investments in its foreign subsidiaries. At June 27, 1998, the Company had outstanding borrowings of 251 million Japanese yen (approximately $1,766,000) and 7 million Dutch guilders (approximately $3,433,000). At June 28, 1997, the Company had outstanding borrowings of 251 million Japanese yen (approximately $2,191,000) and 17 million Dutch guilders (approximately $8,674,000). Gains and losses on hedges of net investments are recognized as a component of the cumulative translation adjustment in stockholders' equity.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

  Interest Rate Swaps

     In April 1998, the Company entered into five year interest rate swap agreements with a total notional principal amount of $20 million to manage interest costs associated with changing interest rates. These agreements convert underlying variable-rate debt based on LIBOR under the Company's revolving credit facility to fixed-rate debt with an interest rate of 6.05%. The fair value of the Company's interest rate swap agreements, based on estimates received from financial institutions, would have required the Company to pay approximately $235,000 to settle these agreements.

12.  OTHER INCOME

     For the years ended June 27, 1998, June 28, 1997 and June 29, 1996, net foreign currency gains and (losses) included in other income aggregated approximately ($232,000), $33,000 and ($138,000), respectively. The balance consists principally of finance charges related to accounts receivable.

13.  GEOGRAPHIC DATA

     Summarized data by geographic area is as follows (in thousands):

                                                YEAR ENDED       YEAR ENDED       YEAR ENDED
                                               JUNE 27, 1998    JUNE 28, 1997    JUNE 29, 1996
                                               -------------    -------------    -------------
Net Sales:
  United States..............................    $119,604         $115,931         $106,035
  Europe and Other...........................     104,889           90,884           78,449
  Intercompany...............................     (52,997)         (44,319)         (38,508)
                                                 --------         --------         --------
                                                 $171,496         $162,496         $145,976
                                                 ========         ========         ========
Operating Income:
  United States..............................    $    238         $  8,337         $  6,650
  Europe and Other...........................      15,201           13,876           11,199
  Intercompany...............................        (167)            (334)             (91)
                                                 --------         --------         --------
                                                 $ 15,272         $ 21,879         $ 17,758
                                                 ========         ========         ========
Identifiable Assets:
  United States..............................    $124,185         $107,754         $ 93,627
  Europe and Other...........................      47,750           40,959           30,090
  Intercompany...............................     (19,658)         (21,429)         (13,772)
                                                 --------         --------         --------
                                                 $152,277         $127,284         $109,945
                                                 ========         ========         ========

     At June 27, 1998, the net assets of Cannondale Europe, Cannondale Japan and Cannondale Australia were $22,331,000, $1,209,000 and $715,000, respectively.

14.  RELATED PARTY TRANSACTIONS

     In April 1998, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $2,000,000 to enable him to meet certain tax obligations. In June 1998, the Company agreed to provide Mr. Montgomery with an additional loan in the principal amount of $10,000,000 for the purchase of certain real property, which loan has been combined with the previous $2,000,000 loan made in April 1998. The loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the

                    CANNONDALE CORPORATION AND SUBSIDIARIES

Company's common stock held by Mr. Montgomery and a mortgage on such real property. The principal balance of the outstanding loan to Mr. Montgomery was $2,000,000 at June 27, 1998.

     On June 30, 1998, the Company purchased a Cessna Citation Jet aircraft from JSM, Inc. ("JSM"), a corporation of which Mr. Montgomery is the sole stockholder, for $2,800,000 and terminated its lease with JSM for the rental of the same aircraft. The purchase price of the Cessna Citation Jet aircraft was determined by the Company based on independent valuations of the market value of the aircraft. The Company also assumed the obligations of JSM Aviation, LLC ("JSM LLC"), a Connecticut limited liability company in which Mr. Montgomery and a director of the Company are each members, as sublessee under a hangar lease which houses the Cessna Citation jet aircraft. As part of the assumption of the hangar lease obligations, the Company reimbursed JSM LLC $160,922 for the cost of certain leasehold improvements made to the hangar by JSM LLC. The Company uses the Cessna Citation Jet aircraft largely for transporting personnel between its Connecticut headquarters and its Pennsylvania manufacturing facility, and anticipates that it will have an increased need for an aircraft in connection with the growth of the business. In connection with the purchase of the Cessna Citation Jet aircraft, the Company also purchased, for $500,000, JSM's right to acquire a Learjet aircraft. JSM had entered into a contract with Learjet, Inc. ("Learjet") to purchase an aircraft, and had paid Learjet $500,000 as a deposit with respect to such purchase. The Company has assumed JSM's rights and obligations under this contract. In connection with these transactions, JSM obtained a right of first refusal with respect to the Cessna Citation Jet aircraft and the Learjet aircraft under certain circumstances. It is not the intention of the Company to own both the Cessna Citation Jet aircraft and the Learjet aircraft simultaneously.

     The Company has provided two officers of the Company with interest-free loans to enable them to purchase homes in the vicinity of the Company's headquarters. As of June 27, 1998, $575,000 had been loaned to the officers. The loans mature on December 29, 2006 and September 1, 2007, at which dates the entire principal balance of each of the respective loans is due. The loans are secured by mortgages on the officer's residences.

     During 1998, the Company completed the construction of a new headquarters and research and development facility and the expansion of its manufacturing facility. The Company contracted an entity controlled by a director of the Company to act as the general contractor for the construction of both projects. The Company paid the entity approximately $5.6 million and $4.4 million for the construction of both facilities during the fiscal years ended June 27, 1998 and June 28, 1997, respectively.

15.  SUBSEQUENT EVENTS

     On July 31, 1998, the Company's Board of Directors authorized a new stock repurchase program by the Company to repurchase up to 1,000,000 shares of its common stock. Shares repurchased under the new program will be additional to the shares repurchased pursuant to the repurchase program announced September 3, 1997. Purchases by the Company may be made from time to time in the open market or in private transactions. The repurchase program may be suspended or discontinued at any time. Shares repurchased by the Company will be available for general corporate purposes, including issuance upon the exercise of employee stock options. As of September 21, 1998, the Company had repurchased an aggregate of 1,292,900 shares of its common stock under both programs at a cost of $20.2 million.

     The principal balance of the outstanding loan to Mr. Montgomery was $12,000,000 at September 21, 1998.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     On September 3, 1998, an aggregate of 1,460,052 options to purchase common stock with exercise prices in excess of $9.31 were canceled and new options were issued in replacement thereof with exercise prices of $9.31 and terms identical to those canceled.

     During June 1998, operations from the Philipsburg facility were moved to the Bedford facility, and in August 1998, the Philipsburg facility was sold to the Moshannon Valley Economic Development Authority for $1.4 million, an amount that approximated the net book value of the property.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Cannondale Corporation and Subsidiaries

     We have audited the consolidated financial statements of Cannondale Corporation as of June 27, 1998 and June 28, 1997, and for the years ended June 27, 1998, June 28, 1997 and June 29, 1996, and have issued our report thereon dated August 10, 1998, except for Note 15, as to which the date is September 22, 1998 (included elsewhere in this Annual Report). Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 10, 1998

                                                                     SCHEDULE II

                    CANNONDALE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                                   --------------------------------------
                                    BALANCE AT     CHARGED TO    CHARGED TO                    BALANCE AT
                                   BEGINNING OF    COSTS AND       OTHER                         END OF
           DESCRIPTION                PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS        PERIOD
           -----------             ------------    ----------    ----------    ----------      ----------
                                                               (IN THOUSANDS)
Allowance for doubtful accounts,
  returns, discounts and late
  charges
  Year ended June 29, 1996.......     $3,693         $9,944         $ 45        $(8,444)(1)      $5,238
                                      ======                                                     ======
  Year ended June 28, 1997.......     $5,238         $5,545         $(34)       $(4,317)(1)      $6,432
                                      ======                                                     ======
  Year ended June 27, 1998.......     $6,432         $7,586         $ (5)       $(5,534)(1)      $8,479
                                      ======                                                     ======
Reserve for obsolete inventory
  Year ended June 29, 1996.......     $1,256         $  977         $ 11        $  (829)(2)      $1,415
                                      ======                                                     ======
  Year ended June 28, 1997.......     $1,415         $1,484         $(43)       $(1,787)(2)      $1,069
                                      ======                                                     ======
  Year ended June 27, 1998.......     $1,069         $1,425         $(39)       $(1,649)(2)      $  806
                                      ======                                                     ======

---------------
(1) Discounts, late charges and uncollectible accounts written off, net of recoveries.

(2) Inventory disposed.

                                 EXHIBIT INDEX

                                                                            SEQUENTIALLY
  EXHIBIT                                                                     NUMBERED
    NO.                               DESCRIPTION                              PAGES
  -------                             -----------                           ------------
 3.1(i)       Amended and Restated Certificate of Incorporation of the
              Company.*...................................................
 3.1(ii)      Amended and Restated Bylaws of the Company.*................
 4.1          Rights Agreement, dated December 22, 1997, between the
              Company and BankBoston, N.A., as Rights Agent.(6)...........
 4.2          1994 Stock Option Plan, as amended as of February 5,
              1998.(1)....................................................
 4.3          1994 Management Stock Option Plan, as amended as of February
              5, 1998.(1).................................................
 4.4          1995 Stock Option Plan, as amended as of February 5,
              1998.(1)....................................................
 4.5          1996 Stock Option Plan, as amended as of February 5,
              1998.(1)....................................................
10.1.8        $50,000,000 Credit Agreement, dated as of June 9, 1997,
              among the Company, certain subsidiaries of the Company and
              NationsBank N.A., as Administrative Agent, Fronting Bank and
              Swingline Bank and ABN Amro Bank N.V., New York Branch, as
              Documentation Agent and Syndication Agent.(2)...............
10.1.9        $10,000,000 Umbrella Arrangement Agreement, dated May 28,
              1997, between Cannondale Europe and ABN Amro N.V., New York
              Branch.(2)..................................................
10.1.10       First Amendment to Credit Agreement, dated October 14, 1997, among the Company, certain subsidiaries of the Company and
              NationsBank N.A., ABN Amro Bank N.V., Fleet National Bank,
              The Chase Manhattan Bank and State Street Bank and Trust
              Company.(3).................................................
10.1.11       Credit Agreement, dated February 5, 1998, between Cannondale
              Europe and ABN AMRO Bank N.V.(4)............................
10.1.12       Second Amendment to Credit Agreement, dated April 15, 1998, among the Company, certain subsidiaries of the Company and
              NationsBank N.A., Fleet National Bank, The Chase Manhattan
              Bank and State Street Bank and Trust Company.(1)............
10.1.13       Third Amendment to Credit Agreement, dated May 29, 1998,
              among the Company, certain subsidiaries of the Company and
              NationsBank N.A., Fleet National Bank, The Chase Manhattan
              Bank and State Street Bank and Trust Company.(1)............
10.1.14       Fourth Amendment to Credit Agreement, dated June 25, 1998, among the Company, certain subsidiaries of the Company and
              NationsBank N.A., Fleet National Bank, The Chase Manhattan
              Bank and State Street Bank and Trust Company.(1)............
10.6          Promissory Note, dated December 27, 1993, from the Company to General Electric Capital Corporation.*...................
10.7          Installment Sales Agreement, dated August 28, 1981, between the Company and Bedford Development Council. Amendments to
              Installment Sales Agreement, dated May 29, 1987, September
              1, 1988 and October 26, 1993. Assignment of Fifth
              Supplemental Installment Sale Agreement, dated October 26,
              1993, from Bedford Development Council to The Pennsylvania
              Industrial Development Authority.*..........................
10.8          Consent, Subordination and Assumption Agreements, between
              the Company and Bedford Development Council, in favor of The
              Pennsylvania Industrial Development Authority, dated August
              28, 1981, May 7, 1982, May 11, 1983, May 29, 1987, September
              1, 1988, and October 26, 1993.*.............................
10.9          Installment Sale Agreement, dated April 27, 1994, between
              the Company and Bedford Development Council. Assignment,
              dated April 27. 1994, from Bedford Development Council to
              Pennsylvania Industrial Development Authority.*.............

                                                                            SEQUENTIALLY
  EXHIBIT                                                                     NUMBERED
    NO.                               DESCRIPTION                              PAGES
  -------                             -----------                           ------------
10.10         Consent, Subordination and Assumption Agreement, dated April
              27, 1994, between the Company and Bedford Development
              Council, in favor of The Pennsylvania Industrial Development
              Authority.*.................................................
10.11         Loan Agreement, dated November 10, 1989, between the Company and Rush Township, Commonwealth of Pennsylvania.*...........
10.12         Promissory Note, dated November 10, 1989, from the Company to Rush Township, Commonwealth of Pennsylvania.*............
10.13         Mortgage, dated November 10, 1989, from the Company to Rush
              Township, Commonwealth of Pennsylvania. Assignment of Note
              and Mortgage, dated June 30, 1989, from Rush Township,
              Commonwealth of Pennsylvania to Pennsylvania Department of
              Commerce.*..................................................
10.14         Loan Agreement, dated July 24, 1990, between the Company and
              Rush Township, Commonwealth of Pennsylvania.*...............
10.15         Promissory Note, dated July 24, 1990, from the Company to
              Rush Township, Commonwealth of Pennsylvania.*...............
10.16         Mortgage, dated July 24, 1990, from the Company to Rush
              Township Commonwealth of Pennsylvania.*.....................
10.17         Installment Sales Agreement, dated December 4, 1990, between the Company and Moshannon Valley Economic Development
              Partnership. Assignment, dated December 4, 1990, from
              Moshannon Valley Economic Development Partnership to The
              Pennsylvania Industrial Development Authority.*.............
10.18         Mortgage Subordination Agreement, dated December 4, 1990,
              among the Company, Moshannon Valley Economic Development
              Partnership, Rush Township, Commonwealth of Pennsylvania and
              The Pennsylvania Industrial Development Authority.*.........
10.19         Consent, Subordination and Assumption Agreement, dated
              December 4, 1990, between the Company and Moshannon Valley
              Economic Development Partnership, in favor of The
              Pennsylvania Industrial Development Authority.*.............
10.20         Loan Agreement, dated February 1, 1992, between the Company and Moshannon Valley Economic Development Partnership.*.....
10.21         Installment Judgment Note, dated February 1, 1992, from the
              Company to Moshannon Valley Economic Development
              Partnership.*...............................................
10.22         Chattel Mortgage Security Agreement, dated February 1, 1992, between the Company and Moshannon Valley Economic
              Development Partnership.*...................................
10.23         Business Infrastructure Development Loan Agreement, dated
              June 30, 1989, among the Company, Pennsylvania Department of
              Commerce and Rush Township, Commonwealth of
              Pennsylvania.*..............................................
10.24         Promissory Note, dated June 30, 1989, from the Company to
              Pennsylvania Department of Commerce. Amendment to Promissory
              Note, dated February 1, 1992, from the Company to
              Pennsylvania Department of Commerce.*.......................
10.25         Escrow Agreement, dated June 30, 1989, among the Company,
              Rush Township, Commonwealth of Pennsylvania, Pennsylvania
              Department of Commerce and MidState Bank and Trust
              Company.*...................................................
10.26         Mortgage, dated July 23, 1991, from Cannondale Europe to
              Algemene-Bank Netherlands B.V. (In Dutch, with English
              summary).*..................................................
10.27         Financing Lease, dated May 31, 1991, between ABN Onroerend
              Goed Lease B.V., as lessor, and Cannondale Europe, as
              lessee. (In Dutch, with English translation).*..............
10.28         Loan Agreement, dated February 1, 1994, between Cannondale
              Europe and ABN AMRO Bank N.V. (In Dutch, with English
              translation).*..............................................

                                                                            SEQUENTIALLY
  EXHIBIT                                                                     NUMBERED
    NO.                               DESCRIPTION                              PAGES
  -------                             -----------                           ------------
10.28.1       Loan Agreement Amendment, effective December 1, 1995,
              between Cannondale Europe and ABN Amro Bank N.V.@...........
10.29         Term Loan Agreement, dated March 29, 1994, between
              Cannondale Europe and the Company.*.........................
10.29.1       Subordination Agreement, dated March 23, 1993, between the
              Company and ABN AMRO Bank N.V. (In Dutch, with English
              translation).*..............................................
10.30         Loan Agreement, dated September 1, 1992, between Cannondale
              Japan and The Dai-Ichi Kangyo Bank, Ltd. (In Japanese, with
              English translation).*......................................
10.30.1       Guarantee Agreement, dated August 7, 1992, from the Company to The Dai-Ichi Kangyo Bank, Ltd.*..........................
10.31         Master Lease Agreement, dated as of July 27, 1993, between
              General Electric Capital Corporation and the Company, to
              which are appended Equipment Schedule No. 1, dated August 6,
              1993, and Equipment Schedule No. 2, dated August 6,
              1993.*......................................................
10.32         Master Lease Agreement, dated April 11, 1994, between United
              States Leasing Corporation and the Company.*................
10.33         Master Lease, dated June 17, 1991, between Norwest Equipment
              Finance, Inc. and the Company, together with Supplement to
              Master Lease.*..............................................
10.34         Master Lease Agreement, dated October 31, 1989, between Ford
              Equipment Leasing Company and the Company, to which is
              appended Schedule No. 3, dated February 22, 1991.*..........
10.35         Master Equipment Lease, dated May 26, 1993, between
              XL/Datacomp, Inc. and the Company, to which are appended
              Schedule A, dated May 26, 1993, and Schedule B, dated August
              3, 1993.*...................................................
10.36         (Intentionally omitted).....................................
10.37         Master Lease Agreement, dated May 23, 1991, between Center
              Capital Corporation and the Company, to which are appended
              Lease Schedule No. 1, dated May 23, 1991, and Lease Schedule
              No. 2, dated May 23, 1991.*.................................
10.38         Equipment Lease Agreement, dated July 11, 1991, between New
              England Capital Corporation and the Company, to which is
              appended Lease Schedule No. 528102, dated November 8,
              1991.*......................................................
10.39         Equipment Lease Agreement, dated March 26, 1992, between
              Citicorp Leasing, Inc. and the Company.*....................
10.40         Equipment Lease Agreement, executed as of May 3, 1991,
              between Greenwich Financial Services Inc. and the Company, to which are appended Schedule No. 1, dated May 3, 1991, and
              Schedule No. 2, dated May 3, 1991. Assignment from Greenwich
              Financial Services, Inc. to United States Capital
              Corporation, dated May 3, 1991.*............................
10.42         Sponsor Agreement, dated December 5, 1993, between the
              Company and Team Sports, Inc. (Certain portions of this
              Exhibit have been deleted pursuant to a requst for
              confidential treatment.)*...................................
10.43         Agreement, dated March 2, 1994, between the Company and Bell
              Sports, Inc. (Certain portions of this Exhibit have been
              deleted pursuant to a request for confidential
              treatment.)*................................................
10.44         Agreement, dated July 11, 1994, between the Company and
              Frank Roth Company. (Certain portions of this Exhibit have been deleted pursuant to a request for confidential
              treatment.)*................................................
10.45         Agreement, dated July 28, 1994, between the Company and
              Quadrax Corporation. (Certain portions of this Exhibit have been deleted pursuant to a request for confidential
              treatment.)*................................................

                                                                            SEQUENTIALLY
  EXHIBIT                                                                     NUMBERED
    NO.                               DESCRIPTION                              PAGES
  -------                             -----------                           ------------
10.46         Precision Machine Tool Design and Research Center Membership
              Agreement, dated March 14, 1994, between the University of
              Connecticut and the Company.*...............................
10.47         (Intentionally omitted).....................................
10.48         Employment Agreement, dated January 3, 1994, between the
              Company and William A. Luca.*...............................
10.49         Employee Patent and Confidential Information Agreement,
              dated August 20, 1982, between the Company and Daniel C.
              Alloway.*...................................................
10.50         Ownership and Confidentiality Agreement, dated June 21,
              1988, between the Company and Richard J. Resch.*............
10.51         Ownership and Confidentiality Agreement, dated May 30, 1990, between the Company and Harold DeWaltoff.*..................
10.52         Employment Agreement, dated December 1, 1993, between the
              Company and Daniel Pullman.*................................
10.53         Employment Agreement, dated June 6, 1994, between the
              Company and Leonard Konecny.*...............................
10.54         Cannondale Corporation 401(k) Profit Sharing Plan.*.........
10.57         Cannondale Corporation Employee Stock Purchase Plan.*.......
10.58         Stockholders Agreement, dated as of June 3, 1992, among the
              Company, Princes Gate Investors, LP., Acorn Partnership
              L.L.P., PGI Investments Limited, Joseph S. Montgomery, James
              Scott Montgomery and PG Investors, Inc. Amendment No. 1 to
              Stockholders Agreement, dated as of July 2, 1993. Amendment
              No. 2 to Stockholders Agreement, dated July 28, 1994.
              Amendment No. 3 to Stockholders Agreement, dated as of
              August 10, 1994. Letter (undated) from the Company to
              Princes Gate Investors, LP., Acorn Partnership LLP, PGI
              Investments Limited and PG Investors. Inc.*.................
10.59         (Intentionally omitted).....................................
10.60         Form of Indemnification Agreement between the Company and
              each of its directors and officers.*........................
10.61         Agreement between the Company and Mark-It Company, executed by the parties on September 16, 1994, and September 2, 1994, respectively. (Certain portions of this Exhibit have been
              deleted pursuant to a request for confidential
              treatment.)*................................................
10.62         Aluminum Supply Agreement, dated November 16, 1994. (Certain portions of this Exhibit have been deleted pursuant to a
              request for confidential treatment.)+.......................
10.63         Contract of Sale, dated September 29, 1996, between
              Cannondale and Sandvick Associates, Inc., together with
              Assignment and Assumption Agreement dated as of September
              30, 1996, between Sandvick Associates, Inc. and Nantucket
              Roost Associates, LLC.***...................................
10.64         Agreement of Lease, dated as of October 4, 1996, between
              Nantucket Roost Associates, LLC and Cannondale. ***.........
10.67         Aircraft Lease, dated as of October 6, 1996, between JSM,
              Inc. and Cannondale.****....................................
10.68         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale and William A. Luca.(5)............
10.68.1       Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale and Joseph S. Montgomery.(5).......
10.68.2       Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale and John Moriarty.(5)..............
10.68.3       Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale and Daniel C. Alloway.(5)..........

                                                                            SEQUENTIALLY
  EXHIBIT                                                                     NUMBERED
    NO.                               DESCRIPTION                              PAGES
  -------                             -----------                           ------------
10.68.4       Cannondale Corporation Change of Control Separation Plan
              A.(5).......................................................
10.68.5       Cannondale Corporation Change of Control Separation Plan
              B.(5).......................................................
21            Subsidiaries of the Registrant.(1)..........................
23            Consent of Independent Auditors(1)..........................
27.A          Restated Financial Data Schedule for Fiscal Year Ended June
              29, 1996(1).................................................
27.B          Restated Financial Data Schedule for Fiscal Year Ended June
              28, 1997(1).................................................
27.C          Financial Data Schedule for Fiscal Year Ended June 27,
              1998(1).....................................................

---------------
* Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Registration Statement on Form S-1, Registration No. 33-84566

+ Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q filed for the quarterly period ended December 31, 1994.

++ Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q filed for the quarterly period ended April 1, 1995.

@ Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q filed for the quarterly period ended December 30, 1995.

*** Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q filed for the quarterly period ended September 28, 1996.

**** Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q filed for the quarterly period ended December 28, 1996.

(1)   Filed herewith.

(2) Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-K/A filed for the year end June 28, 1997.

(3) Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q for the quarterly period ended December 27, 1997.

(4) Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q for the quarterly period ended March 28, 1998.

(5) Incorporated by reference to the corresponding numbered Exhibit filed with the registrant's Form 10-Q/A for the quarterly period ended March 28, 1998.

(6) Incorporated by reference to the registrant's Form 8-K filed on December 23, 1997.