Form 10-Q
period 1998-09-26
CANNONDALE CORP /
filed 1998-11-10
CIK 930795

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 26, 1998

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24884

                             CANNONDALE CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            06-0871823
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  16 TROWBRIDGE DRIVE, BETHEL, CONNECTICUT                     06801
  (Address of principal executive offices)                   (ZIP CODE)

                                 (203) 749-7000
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No    .
                                               ---     ---

The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of November 6, 1998 was 7,448,679.

CANNONDALE CORPORATION

                                      INDEX

                                                                            Page

Part I   Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of September 26,
              1998, June 27, 1998 and September 27, 1997                       1

           Condensed Consolidated Statements of Earnings for the three
              months ended September 26, 1998 and September 27, 1997           2

           Condensed Consolidated Statements of Cash Flows for the three
              months ended September 26, 1998 and September 27, 1997           3

           Notes to Condensed Consolidated Financial Statements                4

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               7


Part II  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                   10

Signature                                                                     11

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            SEPTEMBER 26, 1998  JUNE 27, 1998  SEPTEMBER 27, 1997
                                                                ---------        ---------        ---------
                                                               (UNAUDITED)                        (UNAUDITED)
ASSETS
Current assets:
    Cash ................................................       $   2,407        $   3,031        $   4,716
    Trade accounts receivable, less allowances of
       $8,747, $8,479 and $7,324 ........................          57,075           61,746           54,360
    Inventory ...........................................          46,404           39,420           38,469
    Deferred income taxes ...............................           3,312            2,172            2,942
    Prepaid expenses and other current assets ...........           5,519            4,449            3,885
                                                                ---------        ---------        ---------
Total current assets ....................................         114,717          110,818          104,372
Property, plant and equipment, net ......................          36,868           35,769           25,529
Notes receivable and advances to related parties ........          12,665            2,688              380
Other assets ............................................           3,071            3,002            2,087
                                                                ---------        ---------        ---------
Total assets ............................................       $ 167,321        $ 152,277        $ 132,368
                                                                =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................       $  16,759        $  16,747        $  15,502
    Revolving credit advances ...........................           2,022            2,141            1,052
    Income taxes payable ................................           2,382            1,732            3,546
    Warranty and other accrued expenses .................           6,022            5,820            5,624
    Payroll and other employee related benefits .........           1,591            2,142            1,257
    Payable to related party ............................              --            2,800               --
    Current installments of long-term debt ..............             560              461              538
                                                                ---------        ---------        ---------
Total current liabilities ...............................          29,336           31,843           27,519
Long-term debt, less current installments ...............          63,261           40,352           22,474
Deferred income taxes ...................................           1,561            1,569              328
Other noncurrent liabilities ............................             275              275              275
                                                                ---------        ---------        ---------
Total liabilities .......................................          94,433           74,039           50,596
                                                                ---------        ---------        ---------

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 40,000,000
       Issued shares - 8,741,579, 8,737,088 and
         8,701,851 ......................................              87               87               87
    Additional paid-in capital ..........................          57,355           57,303           57,055
    Retained earnings ...................................          36,117           35,405           26,723
    Less shares in treasury at cost - 1,292,900,
       656,400 and 25,000 ...............................         (20,162)         (12,417)            (570)
    Accumulated other comprehensive income ..............            (509)          (2,140)          (1,523)
                                                                ---------        ---------        ---------
Total stockholders' equity ..............................          72,888           78,238           81,772
                                                                ---------        ---------        ---------
Total liabilities and stockholders' equity ..............       $ 167,321        $ 152,277        $ 132,368
                                                                =========        =========        =========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                             THREE MONTHS       THREE MONTHS
                                                ENDED              ENDED
                                          SEPTEMBER 26, 1998  SEPTEMBER 27, 1997
                                          ------------------  ------------------
                                              (UNAUDITED)        (UNAUDITED)
Net sales ..............................       $ 42,218        $ 34,309
Cost of sales ..........................         27,614          22,952
                                               --------        --------
Gross profit ...........................         14,604          11,357
                                               --------        --------
Expenses:
     Selling, general and administrative         10,674           9,105
     Research and development ..........          2,153           1,119
                                               --------        --------
                                                 12,827          10,224
                                               --------        --------
Operating income .......................          1,777           1,133
                                               --------        --------
Other income (expense):
     Interest expense ..................           (839)           (179)
     Other income ......................            136             148
                                               --------        --------
                                                   (703)            (31)
                                               --------        --------
Income before income taxes .............          1,074           1,102
Income tax expense .....................           (362)           (432)
                                               --------        --------
Net income .............................       $    712        $    670
                                               ========        ========
Basic earnings per share ...............       $    .09        $    .08
                                               ========        ========
Diluted earnings per share .............       $    .09        $    .07
                                               ========        ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                         SEPTEMBER 26, 1998  SEPTEMBER 27, 1997
                                                                         ------------------  ------------------
                                                                             (UNAUDITED)         (UNAUDITED)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...................       $ (2,562)       $    603
                                                                              --------        --------
INVESTING ACTIVITIES:
Loans provided to related parties .....................................        (10,000)           (153)
Proceeds from repayments of loans provided to related parties .........             23              --
Capital expenditures ..................................................         (3,688)         (3,357)
Proceeds from sale of Philipsburg manufacturing facility ..............          1,389              --
                                                                              --------        --------
Net cash used in investing activities .................................        (12,276)         (3,510)
                                                                              --------        --------
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock ............................             52             195
Proceeds from issuance of long-term debt ..............................            400              --
Payments for the purchase of treasury stock ...........................         (7,745)           (570)
Net proceeds from (repayments of) borrowings under short-term revolving
    credit agreements .................................................           (266)             75
Net proceeds from borrowings under long-term debt and capital lease
    agreements ........................................................         22,458           2,161
                                                                              --------        --------
Net cash provided by financing activities .............................         14,899           1,861
                                                                              --------        --------
Effect of exchange rate changes on cash ...............................           (685)            241
                                                                              --------        --------
Net decrease in cash ..................................................           (624)           (805)
Cash at beginning of period ...........................................          3,031           5,521
                                                                              --------        --------
Cash at end of period .................................................       $  2,407        $  4,716
                                                                              ========        ========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended June 27, 1998 included in the Company's Annual Report on Form 10-K.

Earnings per Share Amounts

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

Reclassifications

         Certain 1998 amounts have been reclassified to conform to the current year's presentation.

2.  INVENTORY

The components of inventory are as follows (in thousands):

                                         SEPTEMBER 26,                  SEPTEMBER 27,
                                            1998       JUNE 27, 1998       1997
                                         -----------   -------------    ------------
                                         (UNAUDITED)                    (UNAUDITED)
Raw materials .....................       $ 27,393        $ 20,439        $ 21,151
Work-in-process ...................          3,181           2,856           2,798
Finished goods ....................         17,178          16,931          15,740
                                          --------        --------        --------
                                            47,752          40,226          39,689
Less reserve for obsolete inventory         (1,348)           (806)         (1,220)
                                          --------        --------        --------
                                          $ 46,404        $ 39,420        $ 38,469
                                          ========        ========        ========

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

3. EARNINGS PER SHARE AMOUNTS

         The following table is an illustration of the reconciliation of the numerator and denominator of basic and diluted earnings per share computations and other related disclosures required by SFAS No. 128 (in thousands, except earnings per share date):

                                                      THREE MONTHS    THREE MONTHS
                                                          ENDED          ENDED
                                                       SEPTEMBER 26,   SEPTEMBER 27,
                                                           1998          1997
                                                           ----          ----
                                                       (UNAUDITED)    (UNAUDITED)
NUMERATOR:
Numerator for basic and diluted
   earnings per share - income available to
   common stockholders ...........................         $  712         $  670
                                                           ======         ======
DENOMINATOR:
Denominator for basic earnings per share -
   weighted-average shares .......................          7,682          8,685
Effect of dilutive securities:
   Employee stock options ........................            162            256
                                                           ------         ------
Denominator for diluted earnings per share
   - adjusted weighted-average shares and
   assumed conversions ...........................          7,844          8,941
                                                           ======         ======
Basic earnings per share .........................         $  .09         $  .08
                                                           ======         ======
Diluted earnings per share .......................         $  .09         $  .07
                                                           ======         ======

         The following table sets forth the options to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive:

                                                        OPTIONS    RANGE OF EXERCISE PRICES
Three months ended September 27, 1998...........       1,188,888        $12.50 - $16.56
Three months ended September 28, 1997...........          86,850        $19.75 - $22.63

4. COMPREHENSIVE INCOME

         As of June 28, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company has reclassified information for the prior period to conform with the standard. The adoption of this statement had no impact on the Company's net income or shareholders' equity.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

The Company's comprehensive income is as follows, net of tax (in thousands):

                                                     THREE MONTHS    THREE MONTHS
                                                         ENDED           ENDED
                                                     SEPTEMBER 26,   SEPTEMBER 27,
                                                         1998             1997
                                                         ----             ----
                                                      (UNAUDITED)     (UNAUDITED)
Net Income .....................................        $   712         $   670
Foreign currency translation gain (loss),
  net of tax ...................................          1,631            (144)
                                                        -------         -------
Total comprehensive income .....................        $ 2,343         $   526
                                                        =======         =======


The component of accumulated other comprehensive income is as follows, net of tax (in thousands):


                                                       September 26,   June 27,  September 27,
                                                            1998        1998         1997
                                                       -------------   --------  -------------
                                                         UNAUDITED    UNAUDITED    UNAUDITED
Foreign currency translation adjustments,
 net of tax .........................................       (509)      (2,140)       (1,523)
                                                          ------       ------        ------
Accumulated other comprehensive income...............       (509)      (2,140)       (1,523)
                                                          ======       ======        ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Sales. Net sales increased to $42.2 million in the first quarter of fiscal 1999 from $34.3 million in the first quarter of fiscal 1998, an increase of $7.9 million or 23.1%. The increased sales were primarily a result of strong worldwide demand for Cannondale products during the first quarter of fiscal 1999. The increased demand can be attributed to the Company's introduction of its high-end 1999 bicycle product line in June 1998. The introduction of new product in fiscal 1999 was done earlier than it had been done in the prior-year period. The earlier introduction of 1999 products may or may not result in a sales shift from future results of operations to the current quarter.

         Gross Profit. Gross profit was $14.6 million in the first quarter of fiscal 1999, an increase of $3.2 million, or 28.6%, over the gross profit in the first quarter of fiscal 1998 of $11.4 million. Gross profit as a percentage of net sales increased to 34.6% for the first quarter of fiscal 1999 compared to 33.1% for the first quarter of fiscal 1998. The increase in gross profit dollars and gross profit as a percentage of net sales is primarily attributable to a sales mix that favored international markets and high-end products, cost-reduction programs and the Company's continued integration of proprietary technology through the use of its Cannondale bicycle frames, CODA components and HeadShok suspension systems and a stronger U.S. dollar against the Japanese yen.

         Operating Expenses. Operating expenses were $12.8 million for the first quarter of fiscal 1999, an increase of approximately $2.6 million, or 25.5%, over the $10.2 million recorded for the first quarter of fiscal 1998.

         Selling, general and administrative expenses increased to $10.7 million in the first quarter of fiscal 1999, from $9.1 million recorded during the prior-year period. Increased selling, general and administrative expenses were associated with increased sales and additional personnel primarily relating to the Company's sales force and product management, and marketing personnel to support the Company's current and planned future growth. As a percentage of sales, selling, general and administrative expenses decreased to 25.3% for the first three months of fiscal 1999 from 26.5% in the prior-year period due to the sales growth experienced during the first quarter of fiscal 1999.

         Research and development expenses increased to $2.2 million in the first quarter of fiscal 1999, from $1.1 million recorded during the prior-year period. The increase in research and development expenses reflects the Company's commitment to improvement of its current products and the generation of new products and manufacturing processes. The increase in spending during the first quarter of fiscal 1999 was attributable to the product and process development of the motocross motorcycle and the effort to improve and expand its existing bicycle and CODA product lines. The Company plans to introduce the motocross motorcycle to the market between June 1999 and August 1999. As a percentage of sales, the Company increased its investment in research and development expense to 5.1% for the first three months of fiscal 1999 compared to 3.3% for the first three months of fiscal 1998.

         Other Income (Expense). Interest expense increased to $839,000 in the first quarter of fiscal 1999, from $250,000, adjusted for capitalized interest costs related to the construction of the Company's new headquarters facility and the expansion of the manufacturing facility, incurred during the prior-year period. The increase in interest expense is primarily attributable to higher average borrowings pursuant to the Company's share repurchase programs, capital expenditures during fiscal 1998 and the first quarter of fiscal 1999 and increased working capital levels related to the growth of the business. Other income primarily consists of finance charges relating to accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $2.6 million for the first three months of fiscal 1999, a decrease of $3.2 million compared to the $603,000 provided by operating activities for the first three months of fiscal 1998. The decrease in cash provided by operating activities during the first quarter of fiscal 1999 is primarily attributable to less of an increase in accounts payable due to the timing of payments for inventory purchases and a decrease in other current liabilities. Due to the seasonality of the business, higher inventory levels are typical for the first quarter of the fiscal year in anticipation of second and third quarter shipments.

         Capital expenditures were $3.7 million for the first three months of fiscal 1999, compared to $3.4 million in the first three months of fiscal 1998. Capital expenditures during the first quarter of fiscal 1999 principally consist of the company's investments in a production facility for the motocross motorcycle and the Company's clothing line in Bedford, Pennsylvania, and computer and manufacturing equipment to support increases in production volume to support the Company's planned and future growth. Capital expenditures in fiscal 1998 primarily reflected the Company's investment in the Company's new administrative headquarters and research and development facility and the expansion of the Company's production facility.

         During the first quarter of fiscal 1999, the Company completed the sale of its Philipsburg facility to the Moshannon Valley Development Authority for approximately $1.4 million, an amount which approximated the net book value of the facility. The operations from the Philipsburg facility were moved to the Bedford facility in June 1998.

         During the first quarter of fiscal 1999, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $10 million for the purchase of certain real property. The loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on such real property.

         Under its stock repurchase programs, the Company repurchased an aggregate of 636,500 shares of its common stock during the first quarter of fiscal 1999, at a cost of $7.7 million.

         Net cash provided by financing activities for the first three months of fiscal 1999 was $14.9 million, an increase of approximately $13 million compared to the $1.9 million for the first three months of fiscal 1998. The net cash provided by financing activities in fiscal 1999 primarily reflects the net proceeds from borrowings under the Company's multicurrency revolving credit facility to meet its operating and capital requirements, to finance the Company's programs to repurchase shares of its common stock and to finance the loan to Joseph Montgomery.

         During the first quarter of fiscal 1999, the Company received a waiver from its lenders, pursuant to the provisions of its multicurrency revolving credit agreement, pertaining to a certain covenant under the provisions of the agreement. The Company expects it will be in compliance with the covenants under the provisions of its multicurrency revolving credit agreement; provided, however, there can be no assurance that the Company will be in compliance with such agreement or that it will be able to obtain a waiver if it is not. The Company also expects that cash flow generated by its operations and borrowings under the revolving credit facilities will be sufficient to meet its planned operating and capital requirements and to accommodate the Company's share repurchase program, for the foreseeable future.

Year 2000 Compliance

         The Company has assessed its exposure to the Year 2000 problem and has established a comprehensive response to that exposure. Generally, the Company has potential Year 2000 exposures in three areas: (i) financial and management operating computer systems used to manage the Company's business, (ii) manufacturing equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties, in particular customers and suppliers of the Company.

         The Company has performed an examination of its hardware and software applications to determine whether the systems it uses to operate its business are prepared to accommodate the Year 2000. Upon identifying the applications that require modification to accommodate Year 2000 dating, the Company initiated a program to modify the software using internal and third-party service providers. The Company is currently in the modification stage of its Year 2000 remediation program, and anticipates that it will be in the testing and final implementation stages during the latter part of the second fiscal quarter and into the third fiscal quarter of 1999. In order to mitigate the possibility that the Company may not be successful in modifying its current hardware and software applications, which it anticipates to be able to determine by the end of calendar 1998, it is actively evaluating Enterprise Resource Planning systems on the market to replace its current systems. In concert with the Company's assessment of its hardware and software applications, the Company's examination of its Year 2000 exposure also includes the following: (1) the Company is in the process of contacting its hardware and software vendors to determine their Year 2000 readiness; (2) the Company has contacted its major third-party suppliers to determine their status with Year 2000 compliance and is currently evaluating their responses; and (3) the Company is in the process of examining factory equipment with microprocessors to determine if Year 2000 dating affects them operationally. The Company estimates the cost of its remediation effort to be approximately $100,000. At September 26, 1998, the Company had already spent approximately $62,000 in this effort. The Company has increased its overall information technologies budget to accommodate Year 2000 issues and has not delayed other information technology projects critical to the Company's business as a result of the increase. Based on its current examination of the Year 2000 problem, its progress with modifications to its internal systems, the results of the Company's survey of vendors and its examination of factory equipment, the Company does not anticipate that the Year 2000 problem will have a material adverse impact on its operations.

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

The Euro

         On January 1, 1999, certain member countries of the European Union will adopt the Euro as their common legal currency. Between January 1, 1999 and January 1, 2002, transactions may be conducted in either the Euro or the participating countries' national currency. However, by July 1, 2002, the participating countries will withdraw their national currency as legal tender and complete the conversion to the Euro. The Company conducts business in Europe and does not expect the conversion to the Euro to have an adverse effect on its competitive position or consolidated financial position. The Company is in the process of making the necessary system modifications and, in addition, is evaluating Enterprise Resource Planning systems on the market to replace its current systems that will allow the Company to conduct business in both the Euro as well as the participating countries' national currency. The Company has determined that failure to implement systems that are able to process both Euro and participating countries' national currency may cause disruptions to operations including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

Certain Factors Which May Affect the Company's Future Performance

         This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the Company's capital and current operational investments to finance the future growth of the Company; statements regarding the Company's expected cash needs and sources of cash to fund its planned operating and capital requirements; and statements regarding the impact of the Year 2000 issue and the Euro conversion on computerized information systems. Such statements are based upon the facts presently known to the Company and assumptions as to important future events, many of which are beyond the control of the Company. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's annual report on Form 10-K for the fiscal year ended June 27, 1998, for a description of certain additional risk factors which may affect the Company's future results.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.1 Restated Financial Data Schedule for the Three Months Ended September 27, 1997.

             27.2 Financial Data Schedule for the Three Months Ended September 26, 1998.

         (b) Reports on Form 8-K

                  On August 12, 1998, the Registrant filed a report on Form 8-K, under Item 5, relating to its additional Stock Repurchase Program pursuant to which program the Registrant may repurchase up to 1,000,000 shares of its common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CANNONDALE CORPORATION

Date: November 10, 1998                     /s/ William A. Luca
                                            ----------------------------
                                            William A. Luca
                                            Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer
                                            and authorized signatory)

                                   INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION

27.1 Restated Financial Data Schedule for the Three Months Ended September 27, 1997.

27.2     Financial Data Schedule for the Three Months Ended September 26, 1998.