Form 10-Q
period 1998-12-26
CANNONDALE CORP /
filed 1999-02-09
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 26, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934
                       For the transition period from ------- to -------


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

________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No___.

The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of February 4, 1999 was 7,464,500.

CANNONDALE CORPORATION

                                      INDEX

                                                                            Page

Part I Financial Information

      Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of December 26, 1998,
               June 27, 1998 and December 27, 1997                             1

            Condensed Consolidated Statements of Earnings for the three
               and six months ended December 26, 1998 and December 27, 1997    2

            Condensed Consolidated Statements of Cash Flows for the six
               months ended December 26, 1998 and December 27, 1997            3

            Notes to Condensed Consolidated Financial Statements               4

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        7


Part II Other Information                                                     11


      Item 4. Submission of Matters to a Vote of Security Holders             11

      Item 6. Exhibits and Reports on Form 8-K                                11

Signature                                                                     12

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 26, 1998   JUNE 27, 1998   DECEMBER 27, 1997
                                                                ---------         ---------         ---------
                                                               (UNAUDITED)                         (UNAUDITED)
ASSETS
Current assets:
     Cash ...............................................       $     879         $   3,031         $   1,469
     Trade accounts receivable, less allowances of
         $10,238, $8,479 and $8,227 .....................          70,465            61,746            67,436
     Inventory ..........................................          40,284            39,420            39,553
     Deferred income taxes ..............................           3,310             2,172             2,639
     Prepaid expenses and other current assets ..........           5,277             4,449             3,373
                                                                ---------         ---------         ---------
Total current assets ....................................         120,215           110,818           114,470
Property, plant and equipment, net ......................          38,273            35,769            28,873
Notes receivable and advances to related parties ........          12,679             2,688               658
Other assets ............................................           3,212             3,002             2,577
                                                                ---------         ---------         ---------
Total assets ............................................       $ 174,379         $ 152,277         $ 146,578
                                                                =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...................................       $  13,296         $  16,747         $  15,212
     Revolving credit advances ..........................           4,997             2,141             1,129
     Income taxes payable ...............................           1,476             1,732             2,660
     Warranty and other accrued expenses ................           6,830             5,820             6,255
     Payroll and other employee related benefits ........           1,429             2,142             1,224
     Payable to related party ...........................              --             2,800                --
     Current installments of long-term debt .............             478               461               477
                                                                ---------         ---------         ---------
Total current liabilities ...............................          28,506            31,843            26,957
Long-term debt, less current installments ...............          69,288            40,352            37,803
Deferred income taxes ...................................           1,575             1,569               327
Other noncurrent liabilities ............................             275               275               275
                                                                ---------         ---------         ---------
Total liabilities .......................................          99,644            74,039            65,362
                                                                ---------         ---------         ---------

Stockholders' equity:
     Common stock, $.01 par value:
         Authorized shares - 40,000,000
         Issued shares - 8,741,579, 8,737,088 and
            8,702,126 ...................................              87                87                87
     Additional paid-in capital .........................          57,460            57,303            57,057
     Retained earnings ..................................          37,892            35,405            30,566
     Less shares in treasury at cost - 1,292,900,
         656,400 and 227,000 ............................         (20,162)          (12,417)           (4,774)
     Accumulated other comprehensive income .............            (542)           (2,140)           (1,720)
                                                                ---------         ---------         ---------
Total stockholders' equity ..............................          74,735            78,238            81,216
                                                                ---------         ---------         ---------
Total liabilities and stockholders' equity ..............       $ 174,379         $ 152,277         $ 146,578
                                                                =========         =========         =========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               THREE MONTHS        THREE MONTHS         SIX MONTHS         SIX MONTHS
                                                  ENDED               ENDED                ENDED              ENDED
                                             DECEMBER 26, 1998   DECEMBER 27, 1997   DECEMBER 26, 1998   DECEMBER 27, 1997
                                                --------            --------             --------            --------
                                               (UNAUDITED)         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
Net sales ...............................       $ 47,901            $ 47,701             $ 90,119            $ 82,010
Cost of sales ...........................         31,719              30,137               59,333              53,089
                                                --------            --------             --------            --------
Gross profit ............................         16,182              17,564               30,786              28,921
                                                --------            --------             --------            --------

Expenses:
      Selling, general and administrative         10,443               9,736               21,117              18,841
      Research and development ..........          2,820               1,598                4,973               2,717
                                                --------            --------             --------            --------
                                                  13,263              11,334               26,090              21,558
                                                --------            --------             --------            --------
Operating income ........................          2,919               6,230                4,696               7,363
                                                --------            --------             --------            --------

Other income (expense):
      Interest expense ..................         (1,106)               (382)              (1,945)               (561)
      Other income ......................            255                 132                  391                 280
                                                --------            --------             --------            --------
                                                    (851)               (250)              (1,554)               (281)
                                                --------            --------             --------            --------

Income before income taxes ..............          2,068               5,980                3,142               7,082
Income tax expense ......................           (293)             (2,137)                (655)             (2,569)
                                                --------            --------             --------            --------
Net income ..............................       $  1,775            $  3,843             $  2,487            $  4,513
                                                ========            ========             ========            ========

Basic earnings per share ................       $    .24            $    .45             $    .33            $    .52
                                                ========            ========             ========            ========

Diluted earnings per share ..............       $    .23            $    .43             $    .32            $    .51
                                                ========            ========             ========            ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                      DECEMBER 26, 1998   DECEMBER 27, 1997
                                                                          --------            --------
                                                                         (UNAUDITED)         (UNAUDITED)
NET CASH USED IN OPERATING ACTIVITIES: ............................       $ (9,951)           $ (9,254)
                                                                          --------            --------

INVESTING ACTIVITIES:
Loans provided to related parties .................................        (10,017)               (431)
Proceeds from repayments of loans provided to related parties .....             26                  --
Capital expenditures ..............................................         (6,467)             (7,635)
Proceeds from sale of Philipsburg manufacturing facility ..........          1,389                  --
                                                                          --------            --------
Net cash used in investing activities .............................        (15,069)             (8,066)
                                                                          --------            --------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock ........................             52                 197
Proceeds from issuance of long-term debt ..........................            738                  --
Payments for the purchase of treasury stock .......................         (7,745)             (4,774)
Net proceeds from borrowings under short-term revolving credit
     agreements ...................................................          2,585                 214
Net proceeds from borrowings under long-term debt and capital lease
     agreements ...................................................         28,016              17,437
                                                                          --------            --------
Net cash provided by financing activities .........................         23,646              13,074
                                                                          --------            --------

Effect of exchange rate changes on cash ...........................           (778)                194
                                                                          --------            --------

Net decrease in cash ..............................................         (2,152)             (4,052)
Cash at beginning of period .......................................          3,031               5,521
                                                                          --------            --------
Cash at end of period .............................................       $    879            $  1,469
                                                                          ========            ========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 26, 1998 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 27, 1998 included in the Company's Annual Report on Form 10-K.

Reclassifications

         Certain fiscal 1998 amounts have been reclassified to conform to the current year's presentation.

2. INVENTORY

The components of inventory are as follows (in thousands):

                                         DECEMBER 26,                   DECEMBER 27,
                                            1998        JUNE 27, 1998       1997
                                          --------        --------        --------
                                        (UNAUDITED)                      (UNAUDITED)
Raw materials .....................       $ 21,771        $ 20,439        $ 22,422
Work-in-process ...................          3,144           2,856           1,964
Finished goods ....................         16,717          16,931          15,771
                                          --------        --------        --------
                                            41,632          40,226          40,157
Less reserve for obsolete inventory         (1,348)           (806)           (604)
                                          --------        --------        --------
                                          $ 40,284        $ 39,420        $ 39,553
                                          ========        ========        ========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. EARNINGS PER SHARE AMOUNTS

         The following table is an illustration of the reconciliation of the numerator and denominator of basic and diluted earnings per share computations and other related disclosures required by the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (in thousands, except earnings per share data):

                                               THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                                   DECEMBER 26,        DECEMBER 27,         DECEMBER 26,      DECEMBER 27,
                                                      1998                1997                 1998               1997
                                                     ------              ------               ------             ------
                                                   (UNAUDITED)         (UNAUDITED)          (UNAUDITED)        (UNAUDITED)
NUMERATOR:
Numerator for basic and diluted
   earnings per share - income available to
   common stockholders .....................         $1,775              $3,843               $2,487             $4,513
                                                     ======              ======               ======             ======
DENOMINATOR:
Denominator for basic earnings per share -
   weighted-average shares .................          7,449               8,621                7,565              8,653
Effect of dilutive securities:
   Employee stock options ..................            126                 297                  144                277
                                                     ------              ------               ------             ------
Denominator for diluted earnings per share -
   adjusted weighted-average shares and
   assumed conversions .....................          7,575               8,918                7,709              8,930
                                                     ======              ======               ======             ======

Basic earnings per share ...................         $  .24              $  .45               $  .33             $  .52
                                                     ======              ======               ======             ======
Diluted earnings per share .................         $  .23              $  .43               $  .32             $  .51
                                                     ======              ======               ======             ======

         The following table sets forth the options to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive:

                                                  OPTIONS      RANGE OF EXERCISE PRICES
                                                  -------      ------------------------
Three months ended December 26, 1998 ....         1,462,543         $ 9.31-16.50
Three months ended December 27, 1997 ....            51,850         $22.50-22.63
Six months ended December 26, 1998 ......         1,288,574         $ 9.31-16.56
Six months ended December 27, 1997 ......            86,561         $21.31-22.63

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company's comprehensive income is as follows, net of tax (in thousands):

                                                       THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                                           DECEMBER 26,        DECEMBER 27,        DECEMBER 26,        DECEMBER 27,
                                                             1998                 1997                1998                1997
                                                            -------              -------             -------             -------
                                                          (UNAUDITED)          (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
Net Income .........................................        $ 1,775              $ 3,843             $ 2,487             $ 4,513
Foreign currency translation gain (loss), net of tax            (33)                (197)              1,598                (341)
                                                            -------              -------             -------             -------
Total comprehensive income .........................        $ 1,742              $ 3,646             $ 4,085             $ 4,172
                                                            =======              =======             =======             =======

The component of accumulated other comprehensive income is as follows, net of tax (in thousands):

                                                           DECEMBER 26,       JUNE 27,       DECEMBER 27,
                                                              1998             1998             1997
                                                             -------          -------          -------
                                                           (UNAUDITED)                       (UNAUDITED)
Foreign currency translation adjustments, net of tax         $  (542)         $(2,140)         $(1,720)
                                                             -------          -------          -------
Accumulated other comprehensive income .............         $  (542)         $(2,140)         $(1,720)
                                                             =======          =======          =======

5. RELATED PARTY TRANSACTIONS

         In April 1998, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $2.0 million to enable him to meet certain tax obligations. In June 1998, the Company agreed to provide Mr. Montgomery with an additional loan in the principal amount of $10.0 million for the purchase of certain real property, which loan has been combined with the previous $2.0 million loan made in April 1998. The loan matures on August 1, 2003, at which time the entire principal balance is due. The interest on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on such real property. The principal balance of the outstanding loan to Mr. Montgomery was $12.0 million at December 26, 1998.

         During fiscal 1999, the Company began the construction of its production facility for the motocross motorcycle and its clothing line.
The Company contracted an entity controlled by a director of the Company to act as the general contractor for the construction of the project. The Company paid the entity approximately $2.7 million for the construction of the project during the first six months of fiscal 1999.

6. SUBSEQUENT EVENT

         On January 22, 1999, the Company entered into an $85.0 million amended and restated multicurrency credit facility (the "facility") to serve as the Company's principal source of working capital and capital funding. The facility is secured by all of the Company's tangible and intangible domestic assets. The facility, which extends through January 2002, allows for Cannondale U.S.A., Cannondale Europe and Cannondale Japan to borrow up to $65.0 million under a multicurrency revolving line of credit and provides for a $20.0 million term loan that amortizes by $10 million in 30 months. The facility includes a provision that permits the Company to borrow up to $10.0 Million on a short-term basis (less than 30 days). Under the revolving line of credit, the Company has the option to borrow at the following rates: (1) a variable rate that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points; (2) a short-term market rate that is an offered rate per annum quoted by the bank; or (3) the LIBOR (London Interbank Offered Rate) applicable to the currency borrowed plus an interest rate margin ("LIBOR margin"). The LIBOR margin (ranging from 42.5 to 120.0 basis points) is determined quarterly based upon predetermined performance criteria. The interest rate on the term loan is the LIBOR plus a margin (175.0 to 250.0 basis points) that increases incrementally every six months during the life of the loan. The Company is obligated to pay a facility fee (ranging from 20.0 to 30.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. The facility contains restrictive and financial covenants relating to, among other things, the repurchase of shares of the Company's common stock and the maintenance of minimum levels of cash flow, of capitalization, interest coverage and tangible net worth. The Company is currently in compliance with all restrictive and financial covenants.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Sales. Net sales were $47.9 million in the second quarter of fiscal 1999 compared to $47.7 million in the second quarter of fiscal 1998. For the first six months, net sales increased 9.9% from $82.0 million in fiscal 1998 to $90.1 million in fiscal 1999, an increase of $8.1 million. The increased sales for the first six months of fiscal 1999 were primarily a result of strong international demand for Cannondale products during the first quarter and, in addition, a weaker U.S. Dollar against the Dutch Guilder.

         Gross Profit. Gross profit as a percentage of net sales decreased to 33.8% for the second quarter of fiscal 1999 compared to 36.8% for the second quarter of fiscal 1998. Gross profit was $16.2 million in the second quarter of fiscal 1999, a decrease of $1.4 million, or 7.9% below the gross profit in the second quarter of fiscal 1998 of $17.6 million. For the first six months of fiscal 1999, gross profit as a percentage of sales decreased to 34.2% compared to 35.3% for the same period last year. Gross profit was $30.8 million for the first six months of fiscal 1999, an increase of $1.9 million, or 6.4% compared to the gross profit for the same period last year of $28.9 million. The decrease in the gross profit rate for both periods primarily relates to product mix, as the Company's ability to ship high-end, higher margin bicycles during the second quarter was limited by its suppliers' ability to provide sufficient quantities of certain components which resulted in lower shipments and factory production levels. The less favorable product mix and lower factory production levels in the second quarter of fiscal 1999 offset the benefit of a sales mix that favored international markets, cost-reduction programs, the Company's continued integration of proprietary technologies and a weaker U.S. Dollar against the Dutch Guilder during the first six months of the fiscal year.

         Operating Expenses. Operating expenses were $13.3 million for the second quarter of fiscal 1999, an increase of approximately $2.0 million, or 17.0% over the $11.3 million recorded for the second quarter of fiscal 1998. Operating expenses were $26.1 million for the first six months of fiscal 1999, an increase of approximately $4.5 million, or 21.0% over the $21.6 million recorded for the first six months of fiscal 1998.

         Selling, general and administrative expenses increased 7.3% to $10.4 million in the second quarter of fiscal 1999 from $9.7 million recorded during the prior-year period. For the first six months of fiscal 1999, selling, general and administrative expenses increased 12.1% to $21.1 million from $18.8 million recorded during the prior-year period. For both periods, increased selling, general and administrative expenses were directly associated with increased sales and additional personnel primarily relating to the Company's sales force, product management team and marketing personnel to support the Company's current and planned future growth. In addition, increased selling, general and administrative expenses reflect the effect of higher depreciation expense primarily associated with $16.8 million of capital expenditures in fiscal 1998 and a weaker U.S. Dollar against the Dutch Guilder. As a percentage of sales, selling, general and administrative expenses increased slightly to 23.4% for the first six months of fiscal 1999 from 23.0% in the prior-year period.

         Research and development expenses increased 76.5% to $2.8 million in the second quarter of fiscal 1999 from $1.6 million recorded during the prior-year period. For the first six months of fiscal 1999, research and development expenses increased 83.0% to $5.0 million from $2.7 million recorded during the prior-year period. The increase in research and development expenses reflects the Company's commitment to the improvement of its current products and the generation of new products and manufacturing processes. For both periods, the increase in spending was primarily attributable to the product and process development of the motocross motorcycle and, in addition, the Company's effort to improve and expand its existing bicycle and CODA product lines. The Company plans to introduce the motocross motorcycle to the market during the first quarter of fiscal year 2000 (July 1999 to September 1999). As a percentage of sales, the Company increased its investment in research and development expense to 5.5% for the first six months of fiscal 1999 compared to 3.3% for the first six months of fiscal 1998.

         Other income (expense). Interest expense increased to $1.1 million in the second quarter of fiscal 1999 from $399,000 recorded during the prior-year period adjusted for capitalized interest costs related to the construction of the Company's new corporate headquarters and research and development facility and the expansion of the manufacturing facility. For the first six months of fiscal 1999, interest expense increased to $1.9 million from $649,000, adjusted for the capitalized interest costs in fiscal 1998. The increase in interest expense is primarily attributable to higher average borrowings pursuant to the Company's share repurchase programs, capital expenditures during fiscal 1998 and the first six months of fiscal 1999 and increased working capital levels related to the growth of the business. Other income primarily consists of finance charges relating to accounts receivable, and in fiscal 1999, interest income related to the loan to Joseph Montgomery (see -- Liquidity and Capital Resources).

         Income tax expense. Income tax expense decreased 86.3% to $293,000 in the second quarter of fiscal 1999, from $2.1 million recorded during the prior-year period. For the first six months of fiscal 1999, income tax expense decreased 74.5% to $655,000 from $2.6 million recorded during the prior-year period. For both periods, the reduction in the income tax rate is primarily attributable to the twelve month retroactive extension by the U.S. government of the Research tax credit in November 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $10.0 million for the first six months of fiscal 1999 compared to the $9.3 million used in operating activities for the first six months of fiscal 1998. The Company's use of cash during the first six months of fiscal 1999 compared to the same period last year reflects lower net income, and a decrease in accounts payable and accrued expense levels that is offset by a significant reduction in inventory growth. The reduction of inventory growth is a reflection of the Company's efforts to maintain inventory levels more consistent with its sales growth subsequent to the third quarter of fiscal 1998 when the Company's domestic dealers reduced their inventories. The net use of cash is typical for the first six months of the fiscal year due to seasonal activity, which includes seasonal terms offered to dealers through the Company's Authorized Retailer Program and adequate inventory levels in anticipation of third quarter shipments, historically the Company's busiest sales period.

         Capital expenditures were $6.5 million for the first six months of fiscal 1999, compared to $7.6 million for the first six months of fiscal 1998. Capital expenditures during the first six months of fiscal 1999 principally consist of the Company's investments in a production facility for the motocross motorcycle and the Company's clothing line in Bedford, Pennsylvania, as well as computer and manufacturing equipment to support the Company's planned increases in production volume and future growth. Capital expenditures in fiscal 1998 primarily reflected the Company's investment in its new administrative headquarters and research and development facility and the expansion of its production facility.

         During the first quarter of fiscal 1999, the Company completed the sale of its Philipsburg facility to the Moshannon Valley Development Authority for approximately $1.4 million, an amount which approximated the net book value of the facility. The operations from the Philipsburg facility were moved to the Bedford facility in June 1998.

         In April 1998, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $2,000,000 to enable him to meet certain tax obligations. In June 1998, the Company agreed to provide Mr. Montgomery with an additional loan in the principal amount of $10,000,000 for the purchase of certain real property, which loan has been combined with the previous $2,000,000 loan made in April 1998. The loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on such real property. The principal balance of the outstanding loan to Mr. Montgomery was $12.0 million at February 9,1999.

         Under its stock repurchase programs, the Company repurchased an aggregate of 636,500 shares of its common stock during the first quarter of fiscal 1999, at a cost of $7.7 million. The Company did not repurchase any shares of its common stock during the second quarter of fiscal 1999.

         Net cash provided by financing activities for the first six months of fiscal 1999 was $23.6 million, an increase of approximately $10.5 million compared to the $13.1 million for the first six months of fiscal 1998. The net cash provided by financing activities in fiscal 1999 primarily reflects the net proceeds from borrowings under the Company's multicurrency revolving credit facility to meet its operating and capital requirements, to finance the Company's programs to repurchase shares of its common stock and to finance the loan to Joseph Montgomery.

         On January 22, 1999, the Company entered into an $85.0 million amended and restated multicurrency credit facility (the "facility") to serve as the Company's principal source of working capital and capital funding. The facility is secured by all of the Company's tangible and intangible domestic assets. The facility, which extends through January 2002, allows for Cannondale U.S.A., Cannondale Europe and Cannondale Japan to borrow up to $65.0 million under a multicurrency revolving line of credit and provides for a $20.0 million term loan that amortizes by $10.0 million in 30 months. The facility includes a provision that permits the Company to borrow up to $10.0 million on a short-term basis (less than 30 days). Under the revolving line of credit, the Company has the option to borrow at the following rates: (1) a variable rate that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points; (2) a short-term market rate that is an offered rate per annum quoted by the bank; or (3) the LIBOR (London Interbank Offered
Rate) applicable to the currency borrowed plus an interest rate margin ("LIBOR margin"). The LIBOR margin (ranging from 42.5 to 120.0 basis points) is determined quarterly based upon predetermined performance criteria. The interest rate on the term loan is the LIBOR plus a margin (175.0 to 250.0 basis points) that increases incrementally every six months during the life of the loan. The Company is obligated to pay a facility fee (ranging from 20.0 to 30.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. The facility contains restrictive and financial covenants relating to, among other things, the repurchase of shares of the Company's common stock and the maintenance of minimum levels of cash flow, capitalization, interest coverage and tangible net worth. The Company is currently in compliance with all restrictive and financial covenants. The Company expects that cash flow generated by its operations and borrowings under the facility will be sufficient to meet its planned operating and capital requirements, and to accommodate the Company's share repurchase program for the foreseeable future.

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

         The Company has performed an examination of its hardware and software applications to determine whether the systems it uses to operate its business are prepared to accommodate the Year 2000. Upon identifying the applications that require modification to accommodate Year 2000 dating, the Company initiated a program to modify the software using internal and third-party service providers. The Company is currently in the testing stage of its Year 2000 remediation program, and anticipates that it will be in the final implementation stages during the third fiscal quarter of 1999. In order to mitigate the possibility that it may not be successful in adequately modifying its current software applications, the Company has identified vendors that specialize in Year 2000 software conversions at an estimated cost to the Company of $500,000. The Company's previous contingency plan of replacing its current software applications with a new Enterprise Resource Planning system is no longer a viable option given the time constraints to implement a new system. In concert with the Company's assessment of its hardware and software applications, the Company's examination of its Year 2000 exposure also includes the following: (1) the Company has contacted its hardware and software vendors to determine their Year 2000 readiness, (2) the Company has completed a survey of its major third-party suppliers to determine their status with Year 2000 compliance, and (3) the Company is in the process of examining factory equipment with microprocessors to determine if Year 2000 dating affects the equipment operationally. The Company estimates the cost of its remediation effort to be approximately $100,000. At December 26, 1998, the Company had already spent approximately $62,000 in this effort. The Company has increased its overall information technologies budget to accommodate Year 2000 issues and has not delayed other information technology projects critical to the Company's business as a result of the increase. Based on the Company's examination of the Year 2000 problem, its progress with modifications to its internal systems, the representations made by its suppliers through its survey and its progress with its examination of factory equipment, the Company does not anticipate that the Year 2000 problem will have a material adverse impact on its operations.

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

The Euro

         On January 1, 1999, certain member countries of the European Union adopted the Euro as their common legal currency. Between January 1, 1999 and January 1, 2002, transactions may be conducted in either the Euro or the participating countries' national currency. However, by July 1, 2002, the participating countries will withdraw their national currency as legal tender and complete the conversion to the Euro. The Company conducts business in Europe and does not expect the conversion to the Euro to have a material adverse effect on its competitive position or consolidated financial position. The Company is in the process of making the necessary system modifications and, in addition, is evaluating Enterprise Resource Planning systems on the market to replace its current systems that will allow the Company to conduct business in both the Euro as well as the participating countries' national currency. The Company has determined that failure to implement systems that are able to process both Euro and participating countries' national currency may cause disruptions to operations including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

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

                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on November 4, 1998. The following matters were acted upon:

a. The election of two Class I Directors to serve for the ensuing three years. Mr. Joseph S. Montgomery was elected as a Class I Director with 6,386,433 votes for, 40,679 votes withheld and zero votes abstaining. Mr. Michael J. Stimola was elected as a Class I Director with 6,378,108 votes for, 49,004 votes withheld and zero votes abstaining. Class II Directors, whose term of office continued after the annual meeting and expires in 1999, were John Sanders, James S. Montgomery and John H.T. Wilson. Class III Directors, whose term of office continued after the annual meeting and expires in 2000, were William A. Luca and Daniel C. Alloway.

b. The approval of the Company's 1998 Stock Option Plan. Of the votes cast, there were 2,619,443 for approval, 1,406,536 against, 17,316 abstained and 2,383,817 broker nonvotes.

c. The ratification of the selection by the Board of Directors of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ending July 3, 1999. Of the votes cast, there were 6,405,936 for the ratification, 10,787 against and 10,389 abstained.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          27  Financial Data Schedule for the six months end December 26, 1998.

      (b) Reports on Form 8-K

          None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CANNONDALE CORPORATION


Date: February 9, 1999              /s/ William A. Luca
                                    -------------------------------------
                                    William A. Luca
                                    Vice President, Treasurer
                                    and Chief Financial Officer
                                    (Principal Financial Officer
                                    and authorized signatory)

                                INDEX TO EXHIBITS


Exhibit
Number      Description
------      -----------

27          Financial Data Schedule for the Six Months Ended December 26, 1998