Form 10-Q
period 1999-03-31
CANNONDALE CORP /
filed 1999-05-11
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 27, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

               For the transition period from ________ to ________

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
The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of May 7, 1999 was 7,478,261.

CANNONDALE CORPORATION

                                      INDEX

                                                                            Page

Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 27,
                  1999, June 27, 1998 and March 28, 1998                       1

                  Condensed Consolidated Statements of Earnings for the
                  three and nine months ended March 27, 1999 and March
                  28, 1998                                                     2

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended March 27, 1999 and March 28, 1998          3

                  Notes to Condensed Consolidated Financial Statements         4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

Part II  Other Information

         Item 5.  Other Information                                           13

         Item 6.  Exhibits and Reports on Form 8-K                            14

Signature                                                                     15

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)


                                                             MARCH 27, 1999    JUNE 27, 1998    MARCH 28, 1998
                                                                ---------        ---------        ---------
                                                               (UNAUDITED)                       (UNAUDITED)
ASSETS
Current assets:
    Cash ................................................       $   2,190        $   3,031        $   1,189
    Trade accounts receivable, less allowances of
       $10,359, $8,479 and $8,979 .......................          77,144           61,746           77,484
    Inventory ...........................................          35,832           39,420           39,845
    Deferred income taxes ...............................           2,797            2,172            1,903
    Prepaid expenses and other current assets ...........           5,249            4,449            3,425
                                                                ---------        ---------        ---------
Total current assets ....................................         123,212          110,818          123,846
Property, plant and equipment, net ......................          38,160           35,769           30,792
Notes receivable and advances to related parties ........          12,671            2,688              658
Other assets ............................................           3,513            3,002            2,393
                                                                ---------        ---------        ---------
Total assets ............................................       $ 177,556        $ 152,277        $ 157,689
                                                                =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable ....................................       $  15,850        $  16,747        $  14,475
    Revolving credit advances ...........................           3,202            2,141            1,484
    Income taxes payable ................................           1,933            1,732              535
    Warranty and other accrued expenses .................           7,021            5,820            6,594
    Payroll and other employee related benefits .........           1,214            2,142            1,765
    Payable to related party ............................              --            2,800               --
    Current installments of long-term debt ..............             470              461              389
                                                                ---------        ---------        ---------
Total current liabilities ...............................          29,690           31,843           25,242
Long-term debt, less current installments ...............          70,897           40,352           53,045
Deferred income taxes ...................................           1,320            1,569              422
Other noncurrent liabilities ............................             406              275              275
                                                                ---------        ---------        ---------
Total liabilities .......................................         102,313           74,039           78,984
                                                                =========        =========        =========

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 40,000,000
       Issued shares - 8,771,161, 8,737,088 and 8,711,088              88               87               87
    Additional paid-in capital ..........................          57,708           57,303           57,196
    Retained earnings ...................................          40,209           35,405           33,752
    Less shares in treasury at cost - 1,292,900,
       656,400 and 505,000 ..............................         (20,162)         (12,417)         (10,133)
    Accumulated other comprehensive income ..............          (2,600)          (2,140)          (2,197)
                                                                ---------        ---------        ---------
Total stockholders' equity ..............................          75,243           78,238           78,705
                                                                ---------        ---------        ---------
Total liabilities and stockholders' equity ..............       $ 177,556        $ 152,277        $ 157,689
                                                                =========        =========        =========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                      (in thousands, except per share data)


                                             THREE MONTHS     THREE MONTHS     NINE MONTHS       NINE MONTHS
                                                 ENDED            ENDED           ENDED            ENDED
                                               MARCH 27,        MARCH 28,        MARCH 27,        MARCH 28,
                                                 1999             1998             1999             1998
                                               ---------        ---------        ---------        ---------
                                              (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Net sales ..............................       $  41,714        $  45,305        $ 131,833        $ 127,315
Cost of sales ..........................          25,967           28,101           85,300           81,191
                                               ---------        ---------        ---------        ---------
Gross profit ...........................          15,747           17,204           46,533           46,124
                                               ---------        ---------        ---------        ---------

Expenses:
     Selling, general and administrative           9,325           10,277           30,442           29,118
     Research and development ..........           2,540            1,552            7,513            4,269
                                               ---------        ---------        ---------        ---------
                                                  11,865           11,829           37,955           33,387
                                               ---------        ---------        ---------        ---------
Operating income .......................           3,882            5,375            8,578           12,737
                                               ---------        ---------        ---------        ---------

Other income (expense):
     Interest expense ..................          (1,237)            (685)          (3,182)          (1,246)
     Other income ......................             639              229            1,030              509
                                               ---------        ---------        ---------        ---------
                                                    (598)            (456)          (2,152)            (737)
                                               ---------        ---------        ---------        ---------

Income before income taxes .............           3,284            4,919            6,426           12,000
Income tax expense .....................            (967)          (1,733)          (1,622)          (4,301)
                                               ---------        ---------        ---------        ---------
Net income .............................       $   2,317        $   3,186        $   4,804        $   7,699
                                               =========        =========        =========        =========

Basic earnings per share ...............       $     .31        $     .38        $     .64        $     .90
                                               =========        =========        =========        =========

Diluted earnings per share .............       $     .30        $     .37        $     .62        $     .87
                                               =========        =========        =========        =========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                                  MARCH 27, 1999      MARCH 28, 1998
                                                                                     --------           --------
                                                                                    (UNAUDITED)        (UNAUDITED)
NET CASH USED IN OPERATING ACTIVITIES:                                               $ (8,083)          $(17,401)
                                                                                     --------           --------

INVESTING ACTIVITIES:
Loans provided to related parties ............................................        (10,017)              (431)
Proceeds from repayments of loans provided to related parties ................             34                 --
Capital expenditures .........................................................        (10,637)           (10,610)
Proceeds from sale of manufacturing facility and Cessna Citation aircraft ....          4,133                 --
                                                                                     --------           --------
Net cash used in investing activities ........................................        (16,487)           (11,041)
                                                                                     --------           --------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock ...................................            300                337
Proceeds from issuance of long-term debt .....................................         20,738                 --
Payments for the purchase of treasury stock ..................................         (7,745)           (10,133)
Net proceeds from borrowings under short-term revolving credit agreements ....          1,042                585
Net proceeds from borrowings under long-term revolving line of credit and
   capital lease agreements...................................................          9,780             32,765
                                                                                     --------           --------
Net cash provided by financing activities ....................................         24,115             23,554
                                                                                     --------           --------

Effect of exchange rate changes on cash ......................................           (386)               556
                                                                                     --------           --------

Net decrease in cash .........................................................           (841)            (4,332)
Cash at beginning of period ..................................................          3,031              5,521
                                                                                     --------           --------
Cash at end of period ........................................................       $  2,190           $  1,189
                                                                                     ========           ========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 27, 1999 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 27, 1998 included in the Company's Annual Report on Form 10-K.

Reclassifications

         Certain fiscal 1998 amounts have been reclassified to conform to the current year's presentation.

2. INVENTORY

The components of inventory are as follows (in thousands):

                                         MARCH 27,                        MARCH 28,
                                           1999         JUNE 27, 1998       1998
                                          --------        --------        --------
                                        (UNAUDITED)                      (UNAUDITED)
Raw materials .....................       $ 18,025        $ 20,439        $ 21,255
Work-in-process ...................          2,320           2,856           2,481
Finished goods ....................         17,576          16,931          17,239
                                          --------        --------        --------
                                            37,921          40,226          40,975
Less reserve for obsolete inventory         (2,089)           (806)         (1,130)
                                          --------        --------        --------
                                          $ 35,832        $ 39,420        $ 39,845
                                          ========        ========        ========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


3. EARNINGS PER SHARE AMOUNTS

         The following table is an illustration of the reconciliation of the numerator and denominator of basic and diluted earnings per share computations and other related disclosures required by the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (in thousands, except earnings per share data):

                                              THREE MONTHS   THREE MONTHS   NINE MONTHS   NINE MONTHS
                                                  ENDED          ENDED          ENDED        ENDED
                                                MARCH 27,      MARCH 28,      MARCH 27,     MARCH 28,
                                                   1999          1998           1999          1998
                                                  ------        ------         ------        ------
                                               (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
NUMERATOR:
Numerator for basic and diluted  earnings
   per share - income available to common
   stockholders ..........................        $2,317        $3,186         $4,804        $7,699
                                                  ======        ======         ======        ======

DENOMINATOR:
Denominator for basic earnings per share -
   weighted-average shares ...............         7,467         8,343          7,532         8,550
Effect of dilutive securities:
   Employee stock options ................           195           266            161           272
                                                  ------        ------         ------        ------
Denominator for diluted earnings per share
   - adjusted weighted-average shares and
   assumed conversions ...................         7,662         8,609          7,693         8,822
                                                  ======        ======         ======        ======

Basic earnings per share .................        $  .31        $  .38         $  .64        $  .90
                                                  ======        ======         ======        ======
Diluted earnings per share ...............        $  .30        $  .37         $  .62        $  .87
                                                  ======        ======         ======        ======

         The following table sets forth the options to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive:

                                                    OPTIONS   RANGE OF EXERCISE PRICES
                                                    -------   ------------------------
Three months ended March 27, 1999 .........           4,999         $10.56-15.00
Three months ended March 28, 1998 .........         133,636         $20.69-22.63
Nine months ended March 27, 1999 ..........         860,716         $9.31-16.56
Nine months ended March 28, 1998 ..........         102,277         $20.69-22.63

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

The Company's comprehensive income is as follows, net of tax (in thousands):

                                                  THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                     ENDED            ENDED            ENDED            ENDED
                                                    MARCH 27,        MARCH 28,        MARCH 27,       MARCH 28,
                                                      1999             1998             1999             1998
                                                     -------          -------          -------          -------
                                                   (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Net income .................................         $ 2,317          $ 3,186          $ 4,804          $ 7,699
Foreign currency translation loss net of tax          (2,058)            (477)            (460)            (818)
                                                     -------          -------          -------          -------
Total comprehensive income .................         $   259          $ 2,709          $ 4,344          $ 6,881
                                                     =======          =======          =======          =======

The component of accumulated other comprehensive income is as follows, net of tax (in thousands):

                                                            MARCH 27,         JUNE 27,        MARCH 28,
                                                              1999             1998             1998
                                                             -------          -------          -------
                                                           (UNAUDITED)                       (UNAUDITED)
Foreign currency translation adjustments, net of tax         $(2,600)         $(2,140)         $(2,197)
                                                             -------          -------          -------
Accumulated other comprehensive income .............         $(2,600)         $(2,140)         $(2,197)
                                                             =======          =======          =======

5. RELATED PARTY TRANSACTIONS

         In April 1998, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $2.0 million to enable him to meet certain tax obligations. In June 1998, the Company agreed to provide Mr. Montgomery with an additional loan in the principal amount of $10.0 million for the purchase of certain real property, which loan has been combined with the previous $2.0 million loan made in April 1998. The loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on such real property. The principal balance of the outstanding loan to Mr. Montgomery was $12.0 million at March 27, 1999.

         During fiscal 1999, the Company began the construction of its production facility for the motocross motorcycle and its clothing line. The Company contracted an entity controlled by a director of the Company to act as the general contractor for the construction of the project. The Company paid the entity approximately $4.0 million for the construction of the project during the first nine months of fiscal 1999.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


6. DEBT

         On January 22, 1999, the Company entered into an $85.0 million amended and restated multicurrency credit facility (the "facility") to serve as the Company's principal source of working capital and capital funding. On May 1, 1999, the Company and its lenders amended the facility to adjust the performance criteria and LIBOR (London Interbank Offered Rate) margin set forth for the Company. The facility is secured by all of the Company's tangible and intangible domestic assets. The facility, which extends through January 2002, allows for Cannondale U.S.A., Cannondale Europe and Cannondale Japan to borrow up to $65.0 million under a multicurrency revolving line of credit and provides for a $20.0 million term loan that amortizes by $10.0 million in 30 months. The facility includes a provision that permits the Company to borrow up to $10.0 million on a short-term basis (less than 30 days). Under the revolving line of credit, the Company has the option to borrow at the following rates: (1) a variable rate that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points; (2) a short-term market rate that is an offered rate per annum quoted by the bank; or (3) the LIBOR applicable to the currency borrowed plus an interest rate margin ("LIBOR margin"). The LIBOR margin (ranging from 75.0 to 170.0 basis points) is determined quarterly based upon predetermined performance criteria. The interest rate on the term loan is the LIBOR plus a margin that was 175.0 basis points during the third quarter of fiscal 1999 and increases to 225.0 basis points May 1, 1999, 250.0 basis points January 1,
2000, 275.0 basis points April 1, 2000 and 300.0 basis points July 1, 2000. The Company is obligated to pay a facility fee (ranging from 25.0 to 30.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. The facility contains restrictive and financial covenants relating to, among other things, the repurchase of shares of the Company's common stock and the maintenance of minimum levels of cash flow, capitalization, interest coverage and tangible net worth. During the third quarter of fiscal 1999, and before the May 1, 1999 amendment became effective, the Company received a waiver from its lenders under the terms of the facility pertaining to a certain covenant.

7. SALE-LEASEBACK TRANSACTION

         During the third quarter of fiscal 1999, the Company entered into a $2.9 million sale-leaseback transaction for its Cessna Citation Jet aircraft. The sale resulted in a $131,000 gain for the Company which was deferred and is being amortized over the five-year term of the lease. The lease provides the Company with the option to terminate the lease before the end of the lease term for predetermined amounts without penalty. At the end of the lease term, the Company can purchase the aircraft for 90% of its original cost, renew the lease for the then fair market value rental or sell the aircraft to a third party. If the Company decides to sell the aircraft to a third party and the proceeds from the sale of the aircraft are less than 90% of the purchase price, the Company shall make a final payment in the amount of the deficiency not to exceed 72% of the original cost. The related lease is being accounted for as an operating lease and will result in additional rent expense of approximately $273,000 annually.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Net Sales. Net sales were $41.7 million in the third quarter of fiscal 1999 compared to $45.3 million in the third quarter of fiscal 1998. The decrease in sales for the quarter was primarily a result of inventory reductions by the Company's domestic and international bicycle dealers. For the first nine months, net sales increased 3.5% from $127.3 million in fiscal 1998 to $131.8 million in fiscal 1999, an increase of $4.5 million. The increased sales for the first nine months of fiscal 1999 were primarily a result of strong international demand for Cannondale products during the first and second quarters of fiscal 1999 and, in addition, a weaker U.S. dollar against the Dutch guilder.

         Gross Profit. Gross profit as a percentage of net sales for the third quarter of fiscal 1999 was 37.8%, consistent with the 38.0% recorded for the third quarter of fiscal 1998. Gross profit was $15.7 million in the third quarter of fiscal 1999, a decrease of $1.5 million, or 8.5% below the gross profit in the third quarter of fiscal 1998 of $17.2 million. The reduction in gross profit was primarily a result of the lower sales volume compared to the same period last year. For the first nine months of fiscal 1999, gross profit as a percentage of sales decreased to 35.3% compared to 36.2% for the same period last year. Gross profit was $46.5 million for the first nine months of fiscal 1999, an increase of $400,000 compared to the gross profit for the same period last year of $46.1 million. The decrease in the gross profit rate for the first nine months of fiscal 1999 primarily relates to product mix during the second fiscal quarter. The Company's ability to ship high-end, higher margin bicycles during the second quarter was limited by its suppliers' ability to provide sufficient quantities of certain components which resulted in lower shipments and factory production levels. The less favorable product mix and lower factory production levels in the second quarter of fiscal 1999 offset the benefit of a sales mix that favored international markets, cost-reduction programs, the Company's continued integration of proprietary technologies and a weaker U.S. dollar against the Dutch guilder during the first nine months of the fiscal year.

         Operating Expenses. Operating expenses were $11.9 million for the third quarter of fiscal 1999, flat compared to the $11.8 million recorded for the third quarter of fiscal 1998. Operating expenses were $38.0 million for the first nine months of fiscal 1999, an increase of approximately $4.6 million, or 13.7% over the $33.4 million recorded for the first nine months of fiscal 1998.

         Selling, general and administrative expenses decreased 9.3% to $9.3 million in the third quarter of fiscal 1999 from $10.3 million recorded during the prior-year period. The decrease in selling, general and administrative expenses principally relates to administrative cost reductions by management and expenses directly related to the lower sales volume in the third quarter of fiscal 1999 compared to the prior-year period. For the first nine months of fiscal 1999, selling, general and administrative expenses increased 4.5% to $30.4 million from $29.1 million recorded during the prior-year period. The increased selling, general and administrative expenses were associated with additional personnel primarily relating to the Company's sales force, product management team and marketing personnel to support the Company's current and planned future growth. In addition, increased selling, general and administrative expenses reflect the effect of higher depreciation expense primarily associated with $16.8 million of capital expenditures in fiscal 1998 and a weaker U.S. dollar against the Dutch guilder. As a percentage of sales, selling, general and administrative expenses increased slightly to 23.1% for the first nine months of fiscal 1999 from 22.9% in the prior-year period.

         Research and development expenses increased 63.7% to $2.5 million in the third quarter of fiscal 1999 from $1.6 million recorded during the prior-year period. For the first nine months of fiscal 1999, research and development expenses increased 76.0% to $7.5 million from $4.3 million recorded during the prior-year period. The increase in research and development expenses reflects the Company's commitment to the improvement of its current products and the generation of new products and manufacturing processes. For both periods, the increase in spending was primarily attributable to the product and process development of the motocross motorcycle and, in addition, the Company's effort to improve and expand its existing bicycle and CODA product lines. The Company plans to introduce the motocross motorcycle to the market during the first quarter of fiscal year 2000 (July 1999 to September 1999). As a percentage of sales, the Company increased its investment in research and development expense to 5.7% for the first nine months of fiscal 1999 compared to 3.4% for the first nine months of fiscal 1998.

         Other income (expense). Adjusted for capitalized interest costs related to the Company's investment in the production facility for the motocross motorcycle and clothing line, interest expense increased to $1.3 million in the third quarter of fiscal 1999 from $685,000 recorded during the prior-year period. For the first nine months of fiscal 1999, interest expense increased to $3.3 million from $1.3 million, with both periods adjusted for the capitalized interest costs. The increase in interest expense is primarily attributable to higher average borrowings pursuant to the Company's share repurchase programs, capital expenditures during fiscal 1998 and the first nine months of fiscal 1999 and the loan to Joseph Montgomery (see Liquidity and Capital Resources) offset by improvements in working capital levels. Other income primarily consists of finance charges relating to accounts receivable, and in fiscal 1999, interest income related to the loan to Joseph Montgomery.

         Income tax expense. Income tax expense decreased 44.2% to $967,000 in the third quarter of fiscal 1999, from $1.7 million recorded during the prior-year period. For the first nine months of fiscal 1999, income tax expense decreased 62.3% to $1.6 million from $4.3 million recorded during the prior-year period. For both periods, the reduction in the income tax rate is primarily attributable to the twelve month retroactive extension by the U.S. government of the research tax credit in November 1998 and a shift in the operating results among the domestic and international entities during fiscal 1999 compared to the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $8.1 million for the first nine months of fiscal 1999 compared to the $17.4 million used in operating activities for the first nine months of fiscal 1998. The decrease in the Company's use of cash during the first nine months of fiscal 1999 compared to the same period last year primarily reflects the reduction in the Company's inventory levels to compensate for the lower sales levels during the third quarter. The reduction of inventory growth is a reflection of the Company's efforts to maintain inventory levels more consistent with its sales levels. The net use of cash is typical for the first nine months of the fiscal year due to seasonal activity. The seasonal activity includes greater working capital requirements principally as a result of seasonal terms offered to dealers through the Company's Authorized Retailer Program.

         Capital expenditures for the first nine months of fiscal 1999 were $10.6 million, the same compared to the amount spent during the first nine months of fiscal 1998. Capital expenditures during the first nine months of fiscal 1999 principally consist of the Company's investments in a production facility for the motocross motorcycle and the Company's clothing line in Bedford, Pennsylvania, as well as computer and manufacturing equipment to support the Company's planned increases in production volume and future growth. Capital expenditures in fiscal 1998 primarily reflected the Company's investment in its new administrative headquarters and research and development facility and the expansion of its production facility.

         During the first quarter of fiscal 1999, the Company completed the sale of its Philipsburg facility to the Moshannon Valley Development Authority for approximately $1.4 million, an amount which approximated the net book value of the facility. The operations from the Philipsburg facility were moved to the Bedford facility in June 1998.

         During the third quarter of fiscal 1999, the Company entered into a $2.9 million sale-leaseback transaction for its Cessna Citation Jet aircraft. The sale resulted in a $131,000 gain for the Company which was deferred and is being amortized over the five-year term of the lease. The related lease is being accounted for as an operating lease and will result in additional rent expense of approximately $273,000 annually.

         In April 1998, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $2.0 million to enable him to meet certain tax obligations. In June 1998, the Company agreed to provide Mr. Montgomery with an additional loan in the principal amount of $10.0 million for the purchase of certain real property, which loan has been combined with the previous $2.0 million loan made in April 1998. The loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on such real property. The principal balance of the outstanding loan to Mr. Montgomery was $12.0 million at May 11, 1999.

         Under its stock repurchase programs, the Company repurchased an aggregate of 636,500 shares of its common stock during the first quarter of fiscal 1999, at a cost of $7.7 million. The Company did not repurchase any shares of its common stock during the second and third quarters of fiscal 1999. During the first nine months of fiscal 1998, the Company repurchased an aggregate of 505,000 shares of its common stock at a cost of $10.1 million.

         Net cash provided by financing activities for the first nine months of fiscal 1999 was $24.1 million, an increase of approximately $560,000 compared to the $23.6 million for the first nine months of fiscal 1998. The net cash provided by financing activities in fiscal 1999 primarily reflects the net proceeds from borrowings under the Company's multicurrency revolving credit facility to meet its operating and capital requirements, to finance the Company's programs to repurchase shares of its common stock and to finance the loan to Joseph Montgomery.

         On January 22, 1999, the Company entered into an $85.0 million amended and restated multicurrency credit facility (the "facility") to serve as the Company's principal source of working capital and capital funding. On May 1, 1999, the Company and its lenders amended the facility to adjust the performance criteria and LIBOR (London Interbank Offered Rate) margin set forth for the Company. The facility is secured by all of the Company's tangible and intangible domestic assets. The facility, which extends through January 2002, allows for Cannondale U.S.A., Cannondale Europe and Cannondale Japan to borrow up to $65.0 million under a multicurrency revolving line of credit and provides for a $20.0 million term loan that amortizes by $10.0 million in 30 months. The facility includes a provision that permits the Company to borrow up to $10.0 million on a short-term basis (less than 30 days). Under the revolving line of credit, the Company has the option to borrow at the following rates: (1) a variable rate that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points; (2) a short-term market rate that is an offered rate per annum quoted by the bank; or (3) the LIBOR applicable to the currency borrowed plus an interest rate margin ("LIBOR margin"). The LIBOR margin (ranging from 75.0 to 170.0 basis points) is determined quarterly based upon predetermined performance criteria. The interest rate on the term loan is the LIBOR plus a margin that was 175.0 basis points during the third quarter of fiscal 1999 and increases to 225.0 basis points May 1, 1999, 250.0 basis points January 1,
2000, 275.0 basis points April 1, 2000 and 300.0 basis points July, 1 2000. The Company is obligated to pay a facility fee (ranging from 25.0 to 30.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. The facility contains restrictive and financial covenants relating to, among other things, the repurchase of shares of the Company's common stock and the maintenance of minimum levels of cash flow, capitalization, interest coverage and tangible net worth. During the third quarter of fiscal 1999, and before the May 1, 1999 amendment became effective, the Company received a waiver from its lenders under the terms of the facility pertaining to a certain covenant. Pursuant to the May 1, 1999 amendment to the facility, the Company expects that it will be in compliance with the covenants under the provisions of the facility. The Company also expects that cash flow generated by its operations and borrowings under the facility will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

Year 2000 Compliance

         The Company has assessed its exposure to the Year 2000 problem and has successfully completed a comprehensive response to that exposure. Generally, the Company has potential Year 2000 exposures in three areas: (i) financial and management operating computer systems used to manage the Company's business,
(ii) manufacturing equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties, in particular customers and suppliers of the Company.

         The Company performed an examination of its hardware and software applications to determine whether the systems it uses to operate its business are prepared to accommodate the Year 2000. Upon identifying the applications that require modification to accommodate Year 2000 dating, the Company initiated a program to modify the software using internal and third-party service providers. The Company has successfully completed the programming changes to its software applications to accommodate Year 2000 dating and the testing thereon, and successfully completed the implementation of its Year 2000 system modifications during the fourth quarter of fiscal 1999. In concert with the Company's assessment of its hardware and software applications, the Company's examination of its Year 2000 exposure also included the following: (1) the Company has contacted its hardware and software vendors to determine their Year 2000 readiness, (2) the Company has completed a survey of its major third-party suppliers to determine their status with Year 2000 compliance and (3) the Company has successfully modified its factory equipment with microprocessors to be Year 2000 compliant. The Company spent approximately $62,000 in this effort. The Company increased its overall information technologies budget to accommodate Year 2000 issues and has not delayed other information technology projects critical to the Company's business as a result of the increase. Based on the Company's examination of the Year 2000 problem, its implementation of modifications to its internal systems, the representations made by its suppliers through its survey and the completion of its modifications to factory equipment, the Company does not anticipate that the Year 2000 problem will have a material adverse impact on its operations.

         If the Company unsuccessfully completed its remediation of non-compliant operating systems or correcting of embedded chips or if customers or suppliers cannot rectify Year 2000 issues applicable to them, the Company is likely to incur substantial additional costs to develop alternative methods of managing its business and replacing non-compliant equipment. The Company may also experience delays in payments by customers or to suppliers and delays in providing its products to customers. The Year 2000 problem is pervasive and complex and there can be no assurance that the Company has identified all of the Year 2000 issues that may affect the Company or that the remedial efforts it has taken will adequately address any potential Year 2000 problems.

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

Certain Factors Which May Affect the Company's Future Performance

         This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the Company's capital and current operational investments to finance the future growth of the Company; statements regarding the Company's expected cash needs and sources of cash to fund its planned operating and capital requirements; and statements regarding the impact of the Year 2000 issue and the Euro conversion on computerized information systems. Such statements are based upon the facts presently known to the Company and assumptions as to important future events, many of which are beyond the control of the Company. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's annual report on Form 10-K for the fiscal year ended June 27, 1998 for a description of certain additional risk factors which may affect the Company's future results.

                            PART II OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

                  On April 26, 1999, the Board of Directors (the "Board") amended Article II, Section 11 of the Company's Bylaws, Notice of Stockholder Business and Nominations, to provide substantially as follows:

                  (A) Annual Meetings of Stockholders. (1) Nominations for election to the Board and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders only (a) pursuant to the Company's notice of meeting, (b) at the direction of the Board or the Chairman of the Board or (c) by any stockholder who was a stockholder of the Company at the time the notice provided for below is delivered to the Secretary of the Company and who is entitled to vote at the meeting and complies with the procedures set forth below.

                  (2) For nominations or other business to come before an annual meeting by a stockholder pursuant to subsection (c) above, the stockholder must have given timely written notice to the Secretary and such business must be proper for stockholder action. To be timely, a stockholder's notice must be received by the Secretary not later than the 70th day nor earlier than the 90th day prior to the first anniversary of the prior year's annual meeting; provided, however, if the date of the annual meeting is more than 20 days before or more than 70 days after such anniversary, notice by the stockholder must be received not earlier than the later of (i) the 70th day prior to such annual meeting or
(ii) the 10th day after the first public announcement (as defined in Article II, Section 11) of the date of such meeting. The public announcement of an adjournment or postponement of an annual meeting shall not commence a new time period for giving notice as described herein. A stockholder's notice shall set forth: (a) for each person the stockholder proposes to nominate for election or reelection as a director, all information required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 14a-11 thereunder; (b) as to other business that the stockholder proposes, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business and any material interest in such business of the stockholder and the beneficial owner, if any, on whose behalf the proposal is made, and if such business includes a proposal to amend the Bylaws, the language of the proposed amendment; and (c) for the stockholder giving notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of the stockholder, as they appear on the Company's books, and of the beneficial owner, (ii) the class and number of shares of capital stock that are owned beneficially and of record by the stockholder and the beneficial owner, (iii) a representation that the stockholder is a holder of record entitled to vote at the meeting and intends to appear in person or by proxy to propose such business or nomination, and (iv) a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends to (a) deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company's outstanding common stock required to approve or adopt the proposal or elect the nominee and/or (b) otherwise solicit proxies from stockholders in support of the proposal or nomination. The Company may require information from a proposed nominee to determine whether such proposed nominee is eligible to serve as a director.

                  (3) Notwithstanding anything in the second sentence of (A)(2) above to the contrary, if the number of directors to be elected to the Board in the class of directors being elected is increased and there is no public announcement by the Company naming the nominees for election to such class or specifying the size of the increased class at least 80 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice shall be considered timely with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary of the Company not later than the 10th day after a public announcement is first made.

                  (B) Special Meeting of Stockholders. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Company's notice of meeting. Nominations of persons for election to the Board may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Company's notice of meeting (a) by or at the direction of the Board or (b) provided that the Board has determined that directors shall be elected at such meeting, by any stockholder of the Company who is a stockholder of record at the time the notice is delivered to the Secretary of the Company, who shall be entitled to vote at the meeting and upon such election and who complies with the notice procedures established below. If the Company calls a special meeting of stockholders for the purpose of electing one or more directors, any stockholder entitled to vote in the election may nominate a person or persons for election to such position(s) as specified in the Company's notice of meeting, if the stockholder's notice required by Section (A)(2) above shall be delivered to the Secretary not earlier than the 90th day prior to such special meeting and not later than the later of (i) the 70th day prior to such special meeting, or (ii) the 10th day after a public announcement is first made of the date of the special meeting and of the nominees proposed by the Board to be elected at such meeting. An adjournment or postponement of a special meeting shall not commence a new time period for the giving of notice as described above.

                  In addition to the foregoing, the Board also amended Article X of the Company's Bylaws to provide that any amendment or repeal of the Bylaws or adoption of new bylaws by the stockholders be approved by at least 66 2/3% of the issued and outstanding shares of the Company's capital stock entitled to vote thereon.

                  These Bylaw provisions could have the effect of making it more difficult for a third party to acquire control of the Company.

                  The preceding summary of the amendments to the Company's Bylaws is qualified in its entirety by reference to the Amended and Restated Bylaws of the Company, a copy of which is filed as an exhibit to this Form 10-Q.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1(ii)  Amended and Restated Bylaws of the Company.

         10.1 Amended and Restated Credit Agreement, dated as of January 22, 1999, among the Company, certain subsidiaries of the Company and NationsBank N.A., as Administrative Agent, Fronting Bank, Documentation Agent and Swingline Bank and Fleet National Bank, The Chase Manhattan Bank, State Street Bank and Trust Company and BankBoston, N.A.

          27 Financial data schedule for the nine months ended March 27, 1999.

(b)      Reports on Form 8-K.

         None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CANNONDALE CORPORATION


Date: May 11, 1999                      /s/ WILLIAM A. LUCA
                                        -----------------------------------
                                        William A. Luca
                                        Vice President, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer
                                        and authorized signatory)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1(ii)           Amended and Restated Bylaws of the Company

10.1 Amended and Restated Credit Agreement, dated as of January 22, 1999, among the Company, certain subsidiaries of the Company and NationsBank N.A., as Administrative Agent, Fronting Bank, Documentation Agent and Swingline Bank and Fleet National Bank, The Chase Manhattan Bank, State Street Bank and Trust Company and BankBoston, N.A.

27                Financial Data Schedule for the Nine Months Ended March 27,
                  1999.