Form 10-K
period 1999-07-03
CANNONDALE CORP /
filed 1999-10-01
CIK 930795

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

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              FOR THE FISCAL YEAR ENDED JULY 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-24884

                             CANNONDALE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      06-0871823
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)
             16 TROWBRIDGE DRIVE,                                  06801
             BETHEL, CONNECTICUT                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (203) 749-7000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED
             --------------------                -----------------------------------------
                     NONE                                           N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01
                          COMMON STOCK PURCHASE RIGHTS

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At September 21, 1999, the aggregate market value of the voting stock held by non-affiliates of registrant was $51,408,124 based on the per share closing price on such date, and registrant had 7,491,421 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III, as set forth herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

  GENERAL.

     Cannondale Corporation ("Cannondale" or the "Company") is a leading manufacturer of high-performance bicycles. The Company's bicycle line has grown from 21 models in its 1992 model year to 71 models in its 2000 model year, the significant majority of which are hand assembled and constructed with hand-welded aluminum frames. Cannondale also sells other bicycle related products, which include clothing, shoes and bags, and a line of components, some of which are manufactured for the Company by third parties. In February 1998, the Company announced plans to manufacture and sell a Cannondale high-performance motocross (off-road) motorcycle (the "MX400"). The Company anticipates initial shipments of the MX400 to begin in the second quarter of its 2000 fiscal year. The Company was incorporated in Delaware in 1971.

     Despite the growth experienced by the Company, with net sales increasing from $54.5 million in fiscal 1991 to $176.8 million in fiscal 1999, the bicycle market has matured in recent years and its growth has subsided. The Company believes that it can leverage its domestic flexible manufacturing capabilities which allow it to consistently provide high quality and innovative products to the market faster than its competition to take strategic advantage of the current market conditions. Additionally, the Company believes that a marketing strategy consistent with the bicycle product line, one that focuses on innovation, differentiation, performance and quality leadership, used in the motocross motorcycle market, provides the Company with a viable diversification growth strategy.

  PRODUCTS.

     The Company's bicycles are marketed under the Cannondale brand name and "Handmade in USA" logo. The Company's 2000 bicycle line offers 71 models, the vast majority of which feature a lightweight Cannondale hand-welded and hand-assembled aluminum frame. Cannondale's use of aluminum allows it to produce frames that are generally lighter in weight than steel frames. Cannondale bicycles employ wide diameter tubing, which provides greater frame rigidity as well as a distinctive look. Certain Cannondale models also have full or front suspension systems, offering greater comfort and control than non-suspended bikes. The Company's 2000 bicycle line features the second generation Raven, a high-performance, full-suspension mountain bike that is composed of lightweight thermoplastic carbon fiber skins bonded to a magnesium spine, providing an even lighter frame weight than its steel and aluminum counterparts. The second generation Raven frame is 20% lighter than the original version of the Raven frame.

     There are five major categories of bicycles sold in the adult market: mountain, road racing, multi-sport, recreational and specialty. Mountain bikes have wide knobby tires and straight handlebars and are designed for off-road riding. Road racing bikes are lightweight with thin tires and drop (curved) handlebars, and are used for competitions or fast-paced fitness riding on paved roads. Multi-sport bikes, designed for triathlons and other multi-sport races, typically have smaller diameter wheels than traditional road racing bikes, and are crafted from aerodynamic tubes. The recreational segment is composed of hybrid and comfort bikes. Both categories offer the more upright riding position of mountain bikes, making them popular with non-enthusiast riders. Hybrid models use thinner, more smoothly treaded tires than those found on mountain bikes for lower rolling resistance, while comfort bikes are equipped with generously padded saddles and other features to maximize rider comfort. The specialty bicycle market encompasses various niche products, including tandem, touring and cyclocross bikes.

     The 71 bicycle models in Cannondale's 2000 model year are distributed in the five major bicycle categories as follows:

                                          NUMBER OF
CATEGORY                                 2000 MODELS
--------                                 -----------
Mountain Bikes:
  Full Suspension......................      11
  Front Suspension.....................      13
  Non-Suspended........................       3
Road Bikes:
  Front Suspension.....................       3
  Non-Suspended........................      15
Multi-Sport............................       2
Recreational:
  Hybrid...............................       7         (three front suspension)
  Comfort..............................       7         (two front suspension and one full
                                                        suspension)
Specialty:
  Tandem...............................       5         (three front suspension)
  Touring..............................       3         (one front suspension)
  Cyclocross...........................       2         (one front suspension)

     The Company's 2000 line of proprietary HeadShok front suspension forks is comprised of a total of fourteen models. Each HeadShok model offers the Company an important point of differentiation from other bicycle manufacturers, virtually all of whom use the same brand-name forks produced by one of two independent suppliers. The Company's 2000 HeadShok line is highlighted by the Lefty fork. The HeadShok Lefty features a single telescoping blade that dramatically reduces weight while delivering 100 mm of shock-absorbing travel. In the 2000 model year, there is one HeadShok fork model that can be mounted to non-Cannondale frames; prior to 1996, all HeadShok forks functioned with the bicycle's frame as part of an integrated system.

     The Company currently offers cranksets (front gear assemblies), pedals, hubs, wheels, disc brakes, handlebars, handlebar grips and stems, saddles and certain other components under its CODA brand name. As with the use of its proprietary HeadShok forks, the Company's use of its own CODA brand components on its bicycles helps distinguish its models from those of its competitors. In addition to providing value-added features exclusive to Cannondale's bicycles, CODA components also provide revenues from aftermarket retail sales.

     The Company also offers a complete line of men's and women's cycling apparel. The line includes numerous garments, and ranges from traditional cycling shorts and jerseys to specialized, water and windproof shells cut specifically for cold-weather cycling. The line consists of four collections:
Vertex, a high-performance, competition-level line; HpX, a versatile line of performance-oriented apparel for riders of all abilities; Terra, more loosely-cut garments for off-road riding; and Sport, tailored, form-fitting garments for women cyclists.

     In addition to its bicycle, suspension fork, component and clothing lines, the Company manufactures and sells bicycle accessories, including bags, shoes and other items, some of which are manufactured for the Company by third parties. These products are sold primarily through the same distribution channels as the Company's bicycles, forks, components and apparel.

     The MX400 is being marketed under the Cannondale brand name and "Handmade in USA" logo. The Cannondale MX400 motocross motorcycle allows the Company to extend its brand into a new market by capitalizing on several of its core competencies, particularly the ability to design, test and manufacture two-wheeled, welded and heat-treated aluminum-framed vehicles for off-road use. The MX400 will be powered by a proprietary liquid-cooled, electric-start, 400cc four-stroke engine with a unique reversed cylinder head. The four-valve engine is fuel-injected to deliver the proper air/fuel mixture to the engine independent of changes in air temperature or altitude. Fuel injection also eliminates the carburetor, lowering the motorcycle's gas tank, and thus its center of gravity, for improved handling. The elimination of the carburetor also allows optimal shock absorber placement for improved rear wheel suspension performance. In addition to the MX400, the Company will sell replacement parts, and a collection of motorcycle apparel, Full Throttle Racewear. These items will be manufactured by Cannondale and introduced concurrently with the MX400. The Company also plans to introduce additional motorcycle models based on the MX400 platform.

  MARKETING.

     The goal of the Company's bicycle marketing program is to establish Cannondale as the leading high-performance bicycle brand in the specialty bicycle retail channel. The marketing effort is focused on innovation, differentiation, performance and quality leadership; publicity generated from the Company-sponsored professional athletes; and a media campaign designed to attract consumers to specialty bicycle retailers.

     Since 1994, the Volvo/Cannondale mountain bike racing team has made significant contributions to the product development effort of the Company, and served as a major focus of the Company's marketing effort. The Company is leveraging the competitive success of the racing team by using photo images of the athletes in print media, on point-of-sale literature, banners, product packaging and product catalogs.

     Cannondale's sponsorship of the Saeco/Cannondale professional cycling team is designed to increase the Company's visibility and credibility among the high-end consumers dedicated to road racing. A major force in the Giro d'Italia, Tour de France, U.S. Pro Championships and other top professional road cycling events, the Saeco/Cannondale team has competed aboard Cannondale bicycles and in the Company's cycling apparel since the spring of 1997.

     A third team, SoBe/HeadShok, is a developmental "grass-roots" squad that has also garnered significant exposure for the Company. A pair of SoBe/HeadShok trucks, one based in the Western U.S. and the other based in the East, attend major races around the country. Each truck is staffed by a trained mechanic who provides technical assistance to team riders, and who delivers instructional clinics to Cannondale retailers and their staffs while not attending races. The Company also sponsors several professional triathletes.

     The Company has historically maintained an active program to generate publicity regarding its products in a variety of print and broadcast media, both enthusiast and general interest. The public relations effort has been supplemented by the Company's advertising program, which is primarily directed to the enthusiast press, although the Company also occasionally advertises in more general lifestyle publications targeting the upscale adult market with interests in outdoor and leisure activities.

     The Company also makes use of the internet to promote its brand and image, offering consumers a popular web site (www.cannondale.com), which averages more than 11,000 visitors each day. The bicycle segment of the web site incorporates several innovative features to link the Company and its products with potential customers. The site's Select-A-Bike tool helps match customers to appropriate bike models based upon their preferences and budget. The Test Ride function allows customers to locate a particular bike model and size in their geographic area by searching a database of dealer inventories, with a subsequent series of automated e-mails between Cannondale, the customer and their local dealer coordinating the test ride process. The site is also home to the Company's CHAIN Gang, a loose confederation of more than 40,000 Cannondale owners and fans of the Company who receive regular e-mail updates concerning new products, sales promotions, race results and other news. The Company is in the process of expanding its on-line presence by offering foreign language versions of key content areas. A password-protected dealer extranet, the Cannondale Insider, is also in development, and will ultimately allow the Company's retailers the ability to check backorders and product availability on-line, as well as place orders and review their account status.

     The MX400 is being promoted largely through a product-driven marketing strategy. Due to the innovations and significant new technology that the Company has incorporated in the MX400 design, the product has received significant amounts of favorable exposure in motocross enthusiast print media. The

MX400 is also supported by a dedicated area within the Company's web site, and with a motorcycle-specific on-line mailing list similar to the CHAIN Gang.

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

     In the United States and Canada, the Company currently sells bicycles and accessories directly to approximately 1,150 specialty bicycle retailer locations and sells accessories through approximately an additional 500 retailer locations. Generally, the Company's retailers do not have exclusive rights in any territory. In addition to selling bicycles, the Company's 37 member field-sales force is responsible for selling the Company's clothing, accessory, CODA and HeadShok lines offered by the Company. The Company's seven member sales management team and 37 member field-sales force contribute to all aspects of customer service, including marketing the Company's products to retailers, providing retailer assistance and assisting in the Company's accounts receivable management. The account managers also monitor retail sales at the retailer level, enabling the Company to better respond to changes in market demand and to adjust production accordingly. In addition, the Company employs a staff of inside sales representatives to handle retailer orders between visits from the field-sales force and maintains staff to handle telemarketing and special incentive programs.

     Substantially all of Cannondale's domestic and international bicycle retailers participate in the Authorized Retailer Program ("ARP"). For fiscal year 2000, in response to the inventory reduction that occurred among the Company's domestic and international dealers, Cannondale expanded its ARP for domestic and international bicycle retailers. Typically, retailers that participate in the ARP place orders for the year and agree to take delivery at predetermined points throughout the year. This program enables retailers to plan their business around the scheduled deliveries and provides freight and pricing discounts, as well as payment terms that are conducive with the seasonality of the business. Generally, retailers can place additional orders during the year and can adjust their original ARP order as their sales warrant. In order to reduce some of the unpredictability inherent in the dealers' ability to adjust their original ARP, under the expanded ARP, the Cannondale sales force formulates a delivery plan with its retailers, typically based upon historical delivery information, that conforms with the retailers' growth objectives and their inventory needs. This program incorporates freight and pricing discounts as incentives for the retailers to achieve their growth objectives formulated together by the retailers and the Company's sales force. The Company believes that the expanded ARP allows Cannondale to maximize the competitive advantage of its flexible domestic manufacturing capabilities which provide the Company with the ability to meet changes in market trends and demand rapidly. The payment terms offered by the Company generally vary from 30 to 210 days from the date of shipment, depending on the time of year and other factors. Orders may be canceled by the retailers without penalty up to 30 days before shipment.

     Cannondale's distribution strategy is to sell the MX400 through independent motor-sport franchises (motor-sport dealers). The Company is currently in the process of establishing its motor-sport dealer network. The Company's strategy is to partner itself with motor-sport dealers operated by motocross enthusiasts whose franchise is located to take advantage of demographics consistent with the Company's growth objectives. The motor-sport dealers must employ a staff that possesses the technical expertise to adequately service the Company's motorcycle, and be committed to providing ongoing support and performance assistance to its customers. In addition, the motor-sport dealers that the Company partners with to launch its MX400 must have access to sufficient amounts of capital. A significant majority of the Company's motor-sport dealers will participate in a floor-planning arrangement that the Company has entered into with a major financial institution. The floor-planning arrangement offers the Company various dating options that generally vary between 10 to 60 days from the date of shipment.

  INTERNATIONAL OPERATIONS.

     The Company's products are sold in approximately 60 foreign countries. The Company's activities in Europe, Japan and Australia are conducted through three wholly-owned subsidiaries, Cannondale Europe B.V. ("Cannondale Europe"), Cannondale Japan KK ("Cannondale Japan") and Cannondale Australia Pty Limited ("Cannondale Australia"), respectively. Sales in other foreign countries are made by the Company from the United States, through the use of 39 foreign distributors who sell the Company's products to specialty bicycle retailers overseas. During fiscal 1999, 1998 and 1997, Cannondale Europe accounted for 48%, 45% and 41%, respectively, of consolidated net sales, while Cannondale Japan accounted for 4%, 5% and 5%, respectively. Cannondale Australia, which was formed in fiscal 1997, accounted for 1% of consolidated net sales in fiscal 1999, 1998 and 1997.

     Cannondale Europe. Cannondale Europe based in Oldenzaal, the Netherlands, was formed in 1989. Cannondale Europe assembles bicycles at its Netherlands facilities, using frames and components manufactured by the Company, as well as components manufactured by third parties. Cannondale Europe sells bicycles and accessories directly to approximately 1,400 specialty bicycle retailer locations in Austria, Belgium, Denmark, Finland, France, Germany, Italy, Ireland, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom using locally based employee account managers supervised from the Oldenzaal headquarters. Distributors are used in Greece, Hungary, Turkey, Greenland, India, Bulgaria, Andorra, Malta, Estonia, Lithuania and the Czechoslovakian Republic.

     Cannondale Japan. The Company formed Cannondale Japan in fiscal 1992 to undertake direct sales to Japanese specialty bicycle retailers. Cannondale Japan, based in Osaka, imports fully-assembled bicycles and a full line of accessories from the Company and various components manufactured by third parties. Cannondale Japan sells bicycles and accessories directly to approximately 300 specialty retailers and sells only accessories to an additional 27 retailers.

     Cannondale Australia. In July 1996, Cannondale Australia purchased substantially all the assets of Beaushan Trading Pty Limited, an Australian bicycle distribution company, to undertake direct sales to Australian and New Zealand specialty bicycle retailers. Cannondale Australia, based in Sydney, imports fully-assembled bicycles and a full line of accessories from the Company and various components manufactured by third parties. Cannondale Australia sells bicycles and accessories directly to approximately 200 specialty retailers.

  SUPPLIERS.

     Aluminum tubing, the primary material employed in the Company's manufacturing operations for its bicycles, is available from a number of domestic suppliers. The Company currently has a supply agreement for aluminum tubing expiring June 30, 2001, with an option to extend the agreement for an additional six months with price protection throughout the term of the contract. The Company believes that the termination of its current agreement would not have a significant impact on the availability of aluminum tubing as the supply is currently strong, and the Company utilizes other suppliers as required. Cannondale purchases most of its componentry from Japanese, Taiwanese and United States OEM suppliers. Purchases from Japanese component manufacturers are made through Cannondale Japan. The Company's largest component supplier is Shimano, which was the source of approximately 19% of the Company's total raw material inventory purchases in fiscal 1999. The Company has few long-term agreements with its major component manufacturers, and has no long-term agreement with Shimano. Although the Company believes it has established close relationships with the principal suppliers of these components, the Company believes that its future success will depend upon its ability to maintain flexible relationships, which may be terminated by such suppliers on short notice, or to substitute new suppliers without interruption of supply.

     The Company has selected the majority of the suppliers that it will use to purchase raw material parts and components for the manufacturing operations of its MX400. In addition to quality and cost considerations of the materials that it will purchase, an important standard used during its selection process is either QS9000 or ISO9000 compliance by the vendor. QS9000 and ISO9000 refers to compliance with manufacturing standards for evaluating documented quality assurance systems. During the process of identifying these vendors, the Company has established strong relationships with key third-party suppliers; however, the Company has not yet entered into any long-term supply contracts. Generally, the raw material parts and components needed to manufacture its MX400 are available from a variety of sources; however, manufacturing operations may be interrupted or otherwise adversely affected by delays in the supply of parts or components from third-party suppliers. Even if parts and components are available from alternative sources, the Company may be subject to increased costs and production delays in connection with the replacement of an existing third-party supplier with one or more alternative suppliers.

  PATENTS AND TRADEMARKS.

     The Company holds 35 United States patents relating to various products, processes or designs with expiration dates ranging from 2001 to 2016. The Company focuses its attention in this area on obtaining patent protection for the Company's core technologies and seeks broad coverage to protect its position in the industry. The Company believes that its patented technology is a reflection of its success in product innovation and that, collectively, its patents enhance its ability to compete. However, in light of the nature of innovation in the bicycle industry, the Company does not believe that the loss of any one of its patents, or the expiration of any of its current patents, would have a material adverse effect on the Company's business or results of operations.

     The Company holds numerous United States trademarks, covering the CANNONDALE, CODA and HeadShok names and the names of a variety of products and components. The CANNONDALE and CODA trademarks are also registered in Cannondale's significant foreign markets. The Company believes its CANNONDALE trademarks have strong brand name recognition in the bicycle and accessory markets, which the Company believes is a significant competitive factor. The Company also believes that its strong brand name will have a favorable effect on the Company's entry into the motorcycle market.

  SEASONALITY.

     The Company's business is highly seasonal due to consumer spending patterns, which in turn affect retailer delivery preferences, and historically resulted in significantly stronger operating results in the third and fourth fiscal quarters (January through June). During fiscal 1999 and 1998, the Company's operating results have deviated from this historical pattern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Selected Quarterly Financial Data; Seasonality."

  COMPETITION.

     Competition in the high-performance segment of the bicycle industry is based primarily on perceived value, brand image, performance features, product innovation and price. Competition in foreign markets may also be affected by duties, tariffs, taxes and the effect of various trade agreements, import restrictions and fluctuations in exchange rates. The worldwide market for bicycles and accessories is extremely competitive, and the Company faces competition from a number of manufacturers in each of its product lines. A number of the Company's competitors are larger and have greater resources than the Company. The Company competes on the basis of the breadth and quality of its product line, the development of an effective specialty retailer network and its brand recognition.

     The motorcycle market is highly competitive. The Company's principal competitors will be foreign manufacturers that have financial resources substantially greater than those of the Company, have established manufacturing capabilities, market and sell a product with strong brand recognition in the market and are more diversified than the Company. As a result of the foregoing, there can be no assurance that the Company will successfully penetrate the motorcycle market.

  RESEARCH AND DEVELOPMENT.

     Cannondale's bicycle development is directed at making bicycles lighter, stronger, faster and more comfortable, while creating new and innovative bicycle related products. It is the objective of the research and development group, with the assistance of the Company's race teams, and in particular the Volvo/Cannondale mountain bike racing team, which provide significant feedback from the field, to design and deliver innovative products to further the Company's efforts to position itself as an innovation leader. The Company's research and development efforts have resulted in design and production systems that allow the Company to compress the time between concept and production. The Company believes that its research and development efforts have benefited from efficiencies realized through the use of computer-aided design tools and increased integration of the design and production processes. In addition, the Company's collaboration with its racing teams has led to the development of several competitive new products, including the fifth generation of CAAD (Cannondale Advanced Aluminum Design) road and mountain bicycle frames, the HeadShok Lefty fork and the second-generation Raven, as well as the continuous refinement of the Company's existing products.

     The research and development group leveraged its core competencies as a technology leader of frame and suspension products in the bicycle industry to develop an innovative frame and suspension system for its motocross motorcycle. In addition, the Company developed a proprietary 400cc four-stroke engine that will also be manufactured at the Company's new production facility in Bedford, Pennsylvania. The research and development group will incorporate the design, testing and production techniques used in the development of its bicycle product line to continue to bring new and innovative motorcycle related products to the market. The Company invested approximately $5.9 million and $2.0 million into research and development of the motorcycle during fiscal years 1999 and 1998, respectively.

     The development of the MX400 and its bicycle related innovations exemplify the commitment by the Company in fiscal 1999 to continue to invest in developing design, product and process technologies to differentiate itself from its competition. The Company invested $10.2 million, $6.8 million and $3.6 million on research and development of its bicycle and motorcycle related products, combined, during fiscal years 1999, 1998 and 1997, respectively.

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

  EMPLOYEES.

     As of July 3, 1999, the Company employed a total of 779 full-time employees in the United States, Cannondale Europe employed 151 full-time employees, Cannondale Japan employed 16 full-time employees, and Cannondale Australia employed 6 full-time employees.

  FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     Please refer to Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

ITEM 2.  PROPERTIES.

     The Company's corporate headquarters and research and development facility is located in Bethel, Connecticut. The corporate headquarters and research and development facility contains 32,500 square feet on a five acre site. The cost of the new facility was partially financed with a loan ($1.6 million) from the Connecticut Development Authority ("CDA"). The loan extends to February 2008 and is secured by the corporate headquarters and research and development facility.

     Cannondale has a facility in Bedford, Pennsylvania for the production of its bicycles and some of its bicycle related products. This Bedford plant contains 289,000 square feet on 23 acres and not only is a production facility, but also houses the Company's customer service department and provides additional space for warehousing and future expanded production. In connection with the financing of the facility, the site is held in the names of local development agencies and is occupied by the Company pursuant to installment sales agreements. The Company makes monthly payments which will fully amortize the financing from the local agencies and additional financing provided by the Pennsylvania Industrial Development Authority ("PIDA"). Upon final amortization (the year 2013), title to the property will be conveyed to the Company and PIDA's mortgages on the property will be released.

     Cannondale had a manufacturing facility in Philipsburg, Pennsylvania. The plant consisted of 40,000 square feet on 12 acres and housed the production of accessories, some clothing and bike sub-assemblies. During June 1998, operations from the Philipsburg facility were moved to the bicycle manufacturing facility in Bedford, and in August 1998, the Philipsburg facility was sold to the Moshannon Valley Economic Development Authority for $1.4 million.

     During fiscal 1999, construction of a new facility in Bedford, Pennsylvania to house production of the Company's motorcycle and to provide additional warehousing space was completed. The facility contains 100,000 square feet on
23.9 acres. The project cost approximately $6.1 million, of which approximately 15% will be financed by the same agencies which have previously provided financing for the bicycle production facility.

     Cannondale Europe owns a 54,200 square foot facility in Oldenzaal, the Netherlands, which houses administrative and sales offices, a bicycle assembly plant and warehouse. Cannondale Europe's property provides additional space for further expansion. Cannondale Japan and Cannondale Australia lease a total of 5,940 and 2,500 square feet of office and warehouse space, respectively.

     The Company believes that its present facilities are in good condition and will be suitable for the Company's operations and will provide sufficient capacity to meet the Company's anticipated requirements for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the Company's 1999 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning executive officers and other key members of management of the Company.

NAME                                     AGE                          POSITION
----                                     ---                          --------
Joseph S. Montgomery...................  59     Chairman, President, Chief Executive Officer,
                                                Director
William A. Luca........................  56     Vice President, Treasurer, Chief Financial Officer,
                                                Director
Daniel C. Alloway......................  40     Vice President of Sales
Leonard J. Konecny.....................  56     Vice President of Purchasing
John P. Moriarty.......................  55     Assistant Treasurer and Assistant Secretary,
                                                Chief Accounting Officer
Mario Galasso..........................  33     Vice President of Product Development

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

     DANIEL C. ALLOWAY has held a number of positions since joining Cannondale in 1982, including Vice President of Sales (November 1998 to present), Vice President of Sales -- United States and Vice President of European Operations (1994 to 1998), Managing Director of Cannondale Europe (1992 to 1994), Director of Sales and Marketing (1990 to 1992) and National Sales Manager (1987 to 1990). Mr. Alloway was appointed a director of the Company in June 1998.

     LEONARD J. KONECNY joined Cannondale in 1994 as Vice President of Purchasing. From 1988 to 1994 he was Director of Materials for General Signal Building Systems (Dual-Lite and Edwards divisions), responsible for the materials and purchasing functions.

     JOHN P. MORIARTY joined Cannondale in 1993 as Assistant Treasurer and Chief Accounting Officer. From 1990 to 1993 he was Controller of Cuno, Inc., a manufacturer of fluid filtration products. Between 1981 and 1989 he was employed by Dual-Lite, Inc., as Vice President -- Finance (1983 to 1989) and Controller (1981 to 1983).

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

                                                              HIGH      LOW
                                                              -----    -----
FISCAL 1999
  First Quarter (6/28/98 to 9/26/98)........................  13.38     8.88
  Second Quarter (9/27/98 to 12/26/98)......................  12.38     7.00
  Third Quarter (12/27/98 to 3/27/99).......................  13.75     7.00
  Fourth Quarter (3/28/99 to 7/3/99)........................  11.75     8.25
FISCAL 1998
  First Quarter (6/29/97 to 9/27/97)........................  24.38    17.50
  Second Quarter (9/28/97 to 12/27/97)......................  24.63    19.50
  Third Quarter (12/28/97 to 3/28/98).......................  22.94    16.13
  Fourth Quarter (3/29/98 to 6/27/98).......................  16.69    12.38

     As of September 21, 1999, there were approximately 450 stockholders of record of the common stock, excluding beneficial owners holding shares through nominee names. Based on information available to it, the Company believes it had more than 6,600 beneficial owners of its common stock as of such date.

     The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

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

                                    TWELVE MONTHS   TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS
                                    ENDED JULY 3,   ENDED JUNE 27,   ENDED JUNE 28,   ENDED JUNE 29,   ENDED JULY 1,
                                        1999             1998             1997             1996            1995
                                    -------------   --------------   --------------   --------------   -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.........................    $176,819         $171,496         $162,496         $145,976        $122,081
Cost of sales.....................     114,627          110,113          101,334           92,804          79,816
                                      --------         --------         --------         --------        --------
Gross profit......................      62,192           61,383           61,162           53,172          42,265
                                      --------         --------         --------         --------        --------
Expenses:
  Selling, general and
    administrative................      40,599           39,361           35,707           32,577          27,023
  Research and development........      10,222            6,750            3,576            2,837           1,751
                                      --------         --------         --------         --------        --------
Total operating expenses..........      50,821           46,111           39,283           35,414          28,774
                                      --------         --------         --------         --------        --------
Operating income..................      11,371           15,272           21,879           17,758          13,491
                                      --------         --------         --------         --------        --------
Other income (expense):
  Interest expense................      (4,557)          (1,995)          (1,574)          (2,224)         (3,929)
  Other income....................       1,160              653              843              414              24
                                      --------         --------         --------         --------        --------
Total other income (expense)......      (3,397)          (1,342)            (731)          (1,810)         (3,905)
                                      --------         --------         --------         --------        --------
Income before income taxes and
  extraordinary item..............       7,974           13,930           21,148           15,948           9,586
Income tax expense................      (2,051)          (4,578)          (7,642)          (5,802)         (1,353)
                                      --------         --------         --------         --------        --------
Income before extraordinary
  item............................       5,923            9,352           13,506           10,146           8,233
Extraordinary item, net of income
  taxes(1)........................          --               --               --               --            (685)
                                      --------         --------         --------         --------        --------
Net income........................       5,923            9,352           13,506           10,146           7,548
Accumulated preferred stock
  dividends(2)....................          --               --               --               --            (400)
                                      --------         --------         --------         --------        --------
Income applicable to common shares
  and equivalents.................    $  5,923         $  9,352         $ 13,506         $ 10,146        $  7,148
                                      ========         ========         ========         ========        ========
BASIC INCOME PER COMMON SHARE:
Income before extraordinary
  item(3).........................    $   0.79         $   1.11         $   1.56         $   1.23        $   1.33
Net income........................    $   0.79         $   1.11         $   1.56         $   1.23        $   1.21
Weighted average common
  shares(4).......................       7,518            8,442            8,638            8,216           5,888
DILUTED INCOME PER COMMON SHARE:
Income before extraordinary
  item(3).........................    $   0.77         $   1.08         $   1.51         $   1.19        $   1.20
Net income........................    $   0.77         $   1.08         $   1.51         $   1.19        $   1.09
Weighted average common shares and
  common equivalent shares
  outstanding (4).................       7,686            8,682            8,916            8,499           6,537

                                       JULY 3,         JUNE 27,         JUNE 28,         JUNE 29,         JULY 1,
                                        1999             1998             1997             1996            1995
                                    -------------   --------------   --------------   --------------   -------------
BALANCE SHEET DATA:
Working capital...................    $ 74,894         $ 78,975         $ 77,196         $ 62,032        $ 40,304
Total assets......................     162,379          152,277          127,284          109,945          84,008
Total long-term debt, excluding
  current portion.................      55,997           40,352           20,319           13,114          23,593
Total stockholders' equity........      75,010           78,238           81,621           68,294          36,088

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS.

     The following table sets forth selected statement of operations data expressed as a percentage of net sales.

                                                                      FISCAL
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   64.8     64.2     62.4
                                                              -----    -----    -----
Gross profit................................................   35.2     35.8     37.6
                                                              -----    -----    -----
Expenses:
  Selling, general and administrative.......................   23.0     23.0     22.0
  Research and development..................................    5.8      3.9      2.2
                                                              -----    -----    -----
Total operating expenses....................................   28.8     26.9     24.2
                                                              -----    -----    -----
Operating income............................................    6.4      8.9     13.4
                                                              -----    -----    -----
Other income (expense):
  Interest expense..........................................   (2.6)    (1.2)    (1.0)
  Other income..............................................    0.7      0.4      0.5
                                                              -----    -----    -----
Total other income (expense)................................   (1.9)    (0.8)    (0.5)
                                                              -----    -----    -----
Income before income taxes..................................    4.5      8.1     12.9
Income tax expense..........................................   (1.2)    (2.7)    (4.7)
                                                              -----    -----    -----
Net income..................................................    3.3%     5.4%     8.2%
                                                              =====    =====    =====

  COMPARISON OF FISCAL 1999, 1998 AND 1997.

     Net Sales. Net sales increased to $176.8 million in fiscal 1999, from $171.5 million in 1998 and $162.5 million in 1997. The increase in net sales over these periods is primarily due to sales growth in the European bicycle market as the awareness of the Cannondale brand has strengthened there. The Company's rate of sales growth during the past three years has decreased primarily as a result of the reduction in inventory by many of the Company's domestic dealers and the cessation of growth in the bicycle market. During fiscal 1999, the reduction of inventory also became prevalent among many of the Company's international dealers. In addition, during fiscal 1999 the Company's sales of high-end, higher-margin bicycles were negatively impacted by its suppliers' ability to provide sufficient quantities of certain components in the second quarter. Furthermore, sales volume was adversely affected by equipment problems at the Company's bicycle manufacturing facility related to the introduction of Year 2000 products, which hindered Cannondale's ability to produce sufficient quantities to fill orders in the fourth quarter. The Company has made an effort to partner itself with specialty bicycle retailers capable of achieving growth objectives consistent with those of the Company. As a result, over the last three years, the number of specialty retailer locations serviced directly by the Company has remained relatively constant, increasing to approximately 3,100 at the end of fiscal 1999 from approximately 3,000 at the end of 1997. Net sales reported by Cannondale U.S. were $81.4 million in fiscal 1999, $83.3 million in 1998 and $85.5 million in 1997. Net sales reported by Cannondale Europe increased to $85.6 million in fiscal 1999, from $78.0 million in 1998 and $67.0 million in 1997. Net sales of Cannondale Japan decreased to $7.1 million in fiscal 1999 from $8.0 million in fiscal 1998, which had increased slightly from $7.9 million in fiscal 1997. The Company believes the decrease in sales by Cannondale Japan during fiscal 1999 is primarily attributable to the slumping Japanese economy. Net sales of Cannondale Australia increased to $2.6 million in fiscal 1999 compared to $2.2 million in fiscal 1998 and $2.1 million in fiscal 1997. Based on the Company's relative market share within the domestic and international markets, management anticipates that international sales will continue to increase as a percentage of total sales in the future.

     Gross Profits. Gross profit as a percentage of net sales decreased to 35.2% in fiscal 1999, from 35.8% in 1998 and 37.6% in 1997. The decrease in the gross-profit rate in fiscal 1999 and 1998 compared to fiscal 1997 primarily reflects price pressure on the Company and other bicycle suppliers in conjunction with the maturation of the bicycle market and cessation of its growth. In addition, the stronger U.S. dollar during fiscal 1999 and 1998 adversely affected the gross-profit rate of the Company's foreign subsidiaries as the cost of materials purchased from the U.S. increased compared to fiscal 1997. In addition, during fiscal 1999, the Company's ability to ship high-end, higher-margin bicycles during its second fiscal quarter was limited by its suppliers' ability to provide sufficient quantities of certain components.

     Operating Expenses. Selling, general and administrative expenses increased to $40.6 million in fiscal 1999, from $39.4 million in 1998 and $35.7 million in 1997. Increased selling, general and administrative expenses in fiscal 1999 compared to fiscal 1998 primarily reflects higher warranty costs principally associated with increased sales in Europe and the impact of higher depreciation expense associated with the $15.3 million and $16.8 million of capital expenditures in fiscal 1999 and 1998, respectively. For fiscal 1998 compared to 1997, increased selling, general and administrative expenses are directly associated with additional personnel, primarily associated with the Company's sales force, and advertising and marketing costs required to support the planned growth. As a percentage of net sales, selling, general and administrative expenses were 23.0%, 23.0% and 22.0% in fiscal 1999, 1998 and 1997, respectively. The increased selling, general and administrative expenses as a percentage of net sales in fiscal 1999 and 1998 reflects the Company's continued investment to support planned growth.

     Research and development expenses increased to $10.2 million in fiscal 1999, from $6.8 million in 1998 and $3.6 million in 1997, reflecting the Company's commitment to improve its current products and processes, and to generate new and innovative products. The increase in spending during fiscal 1999 was primarily attributable to the development of the MX400 motorcycle and the manufacturing process associated with it. The Company invested approximately $5.9 million in research and development for its motorcycle during fiscal 1999 compared to $2.0 million during fiscal 1998. In addition, the Company continued to invest in the improvement and expansion of its existing bicycle and CODA product lines. The Company's integration of its sponsored race teams, in particular the Volvo/Cannondale mountain bike racing team and the Saeco/ Cannondale road racing team, into its research and development efforts, continued to be a significant aspect of its investment during fiscal 1999. The Company uses its race teams for regular testing of both prototype and finished production models.

     Interest Expense. Interest expense increased to $4.6 million in fiscal 1999, from $2.0 million in 1998 and $1.6 million in 1997. Increases in interest expense are primarily attributable to debt incurred associated with the Company's repurchase of $7.8 million and $12.4 million of its common stock during fiscal 1999 and fiscal 1998, respectively, its investment of $15.3 million and $16.8 million in capital expenditures during fiscal 1999 and fiscal 1998, respectively, and the increase in working capital requirements associated with seasonality of the business. Interest expense incurred by the Company in fiscal 1999 as a result of the $12.0 million loan to Joseph Montgomery is offset by interest charged to him and is recorded in other income (expense).

     Other Income (Expense). Other income primarily consists of finance charges relating to accounts receivable, which totaled $529,000, $885,000 and $810,000 for fiscal 1999, 1998 and 1997, respectively and foreign currency gains (losses) of ($78,000), ($232,000) and $33,000 for fiscal 1999, 1998 and 1997, respectively. In addition, for fiscal 1999 other income includes interest income of $804,000 related to the loan to Mr. Montgomery. See Note 15 of the Notes to the Consolidated Financial Statements.

     Income Tax Expense. Income tax expense decreased to $2.1 million in fiscal 1999, from $4.6 million in 1998 and $7.6 million in 1997, which primarily reflects the Company's reduction in profitability in fiscal 1999 and 1998. See
Note 6 of the Notes to the Consolidated Financial Statements.

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

                                                                  FOR THE QUARTER ENDED
                         --------------------------------------------------------------------------------------------------------
                         JULY 3,   MARCH 27,   DECEMBER 26,   SEPTEMBER 26,   JUNE 27,   MARCH 28,   DECEMBER 27,   SEPTEMBER 27,
                          1999       1999          1998           1998          1998       1998          1997           1997
                         -------   ---------   ------------   -------------   --------   ---------   ------------   -------------
                                                                       (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............  $44,986    $41,714      $47,901         $42,218      $44,181     $45,305      $47,701         $34,309
Cost of sales..........   29,327     25,967       31,719          27,614       28,923      28,101       30,137          22,952
                         -------    -------      -------         -------      -------     -------      -------         -------
Gross profit...........   15,659     15,747       16,182          14,604       15,258      17,204       17,564          11,357
                         -------    -------      -------         -------      -------     -------      -------         -------
Expenses:
  Selling, general and
   administrative(1)...   10,489      9,242       10,326          10,542       10,243      10,277        9,736           9,105
  Research and
    development........    2,709      2,540        2,820           2,153        2,481       1,552        1,598           1,119
                         -------    -------      -------         -------      -------     -------      -------         -------
Total operating
  expenses.............   13,198     11,782       13,146          12,695       12,724      11,829       11,334          10,224
                         -------    -------      -------         -------      -------     -------      -------         -------
Operating income.......    2,461      3,965        3,036           1,909        2,534       5,375        6,230           1,133
Other expense..........   (1,245)      (598)        (851)           (703)        (605)       (456)        (250)            (31)
                         -------    -------      -------         -------      -------     -------      -------         -------
Income before income
  taxes................    1,216      3,367        2,185           1,206        1,929       4,919        5,980           1,102
Income tax expense.....     (307)      (997)        (336)           (411)        (276)     (1,733)      (2,137)           (432)
                         -------    -------      -------         -------      -------     -------      -------         -------
Net income.............  $   909    $ 2,370      $ 1,849         $   795      $ 1,653     $ 3,186      $ 3,843         $   670
                         =======    =======      =======         =======      =======     =======      =======         =======
Basic income per
  share(1).............  $   .12    $   .32      $   .25         $   .10      $   .20     $   .38      $   .45         $   .08
Diluted income per
  share(1).............  $   .12    $   .31      $   .24         $   .10      $   .20     $   .37      $   .43         $   .07

---------------
(1) Selling, general and administrative expenses have been restated, and as a result the earnings per share amounts for the first three fiscal quarters of 1999 have been restated pursuant to the Company's adoption of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" during the fourth fiscal quarter of 1999. For further discussion of the impact of the adoption of SOP 98-1, see
    Note 14 of the Notes to the Consolidated Financial Statements.

     The Company's results fluctuate from quarter to quarter principally as a result of a number of factors, including product mix, the timing and number of new retailer openings, the timing of shipments and new product introductions and the effect of adverse weather conditions on consumer purchases. In addition, the Company's business is seasonal due to consumer spending patterns, which in turn affect dealer delivery preferences, and historically has resulted in more shipments and significantly stronger results in the third and fourth fiscal quarters (January through June). Through its ARP program, the Company attempts to reduce the seasonality of its shipments and to smooth the production process by providing incentives for retailers to take delivery of a higher percentage of their annual bicycle order in the first and second fiscal quarters. During fiscal 1999, a trend that began in fiscal 1998, inventory reductions by domestic dealers, occurred among the Company's international dealers. For fiscal 1999, the inventory reduction by the Company's dealers was a significant cause of the variation in the historical pattern of stronger sales in the Company's third and fourth fiscal quarters. The third and fourth fiscal quarters together accounted for 49% and 52% of the Company's total net sales in fiscal 1999 and 1998, respectively. As a result of the change in dealer delivery preferences, the Company expanded its ARP at the end of fiscal 1999. Under the expanded ARP, the Cannondale sales force formulates a delivery plan with its retailers, typically based upon historical delivery information, that conforms with the retailers' growth objectives and their inventory needs. This program incorporates freight and pricing discounts as incentives for the retailers to achieve their growth objectives formulated together by the retailers and the Company's sales force. The Company believes that the expanded ARP allows Cannondale to maximize the competitive advantage of its flexible domestic manufacturing capabilities which provides the Company with the ability to meet changes in market trends and demand rapidly.

     The Company's gross margins fluctuate primarily according to product mix, the cost of materials, fluctuations in foreign exchange rates and the timing of product price adjustments and markdowns. Although some operating expenses are variable with sales, most expenses are incurred evenly throughout the year. The third and fourth fiscal quarters accounted for 57% and 52% of the operating income for fiscal 1999 and 1998, respectively. In addition to lower net sales attributable to the inventory reduction by the Company's bicycle dealers, operating income during the fourth quarter of fiscal 1999 was adversely affected by equipment problems at the Company's bicycle manufacturing facility related to the introduction of Year 2000 products that hindered its ability to produce sufficient quantities to fill orders and by the increased investment in research and development primarily related to the development of its motorcycle.

     It is unlikely that the seasonal nature of the business will change significantly in the future. While the Company was successful in reducing the impact of the seasonality during fiscal 1999 and 1998, and in achieving profitable performances each quarter, the Company in the past has incurred, and may in the future incur, operating losses in a fiscal quarter, as the business remains highly seasonal.

  LIQUIDITY AND CAPITAL RESOURCES.

     The Company's primary sources of working capital used over the past three years have been borrowings under its credit facilities.

     On January 22, 1999, the Company entered into an $85.0 million amended and restated multicurrency credit facility (the "facility") secured by all of the Company's tangible and intangible domestic assets. The facility, as amended May 1, 1999, extends through January 2002. It allows for Cannondale U.S., Cannondale Europe and Cannondale Japan to borrow up to $65.0 million under a multicurrency revolving line of credit and provides for a $20.0 million term loan that amortizes by $10.0 million 30 months from the inception date of the facility. The facility includes a provision that permits the Company to borrow up to $10.0 million of the $65.0 million revolving line of credit on a short-term basis (less than 30 days). Under the revolving line of credit, the Company has the option to borrow at the following rates: (1) a variable rate that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points, (2) a short-term market rate that is an offered rate per annum quoted by the bank or (3) the LIBOR (London Interbank Offered Rate) applicable to the currency borrowed plus an interest rate margin ("LIBOR margin"). The LIBOR margin (ranging from 75.0 to 170.0 basis points) is determined quarterly based upon predetermined performance criteria. The Company is obligated to pay a facility fee (ranging from 25.0 to 30.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. The interest rate on the term loan is the LIBOR plus a margin that was 225.0 basis points at July 3, 1999, and increases to 250.0 basis points January 1, 2000,
275.0 basis points April 1, 2000 and 300 basis points July 1, 2000. The facility contains restrictive and financial covenants relating to, among other things, the payment of dividends, the repurchase of shares of the Company's common stock and the maintenance of minimum levels of cash flow, capitalization, interest coverage and tangible net worth. The Company is currently in compliance with all restrictive and financial covenants. At July 3, 1999, the borrowings outstanding under the facility were $50.6 million.

     Cannondale Europe and Cannondale Japan each maintain a separate credit facility for short-term borrowings. In February 1998, Cannondale Europe entered into a multicurrency credit arrangement, which allows Cannondale Europe to borrow up to 12,500,000 Dutch guilders (approximately $5.8 million at July 3, 1999) on a short-term basis. The interest rate on outstanding borrowings is a market rate, applicable to the currencies borrowed, plus 1.50% with a minimum rate of 3.00%. Cannondale Japan has an unsecured revolving credit facility for up to 155,000,000 Japanese yen (approximately $1.3 million at July 3, 1999). Approximately $300,000 and $600,000 of principal amount was outstanding under the Dutch and Japanese facilities, respectively, at July 3, 1999. The credit arrangements contain no specific expiration date, and may be terminated by either Cannondale Europe, Cannondale Japan or the lenders, at any time. The Dutch and Japanese facilities are guaranteed by Cannondale U.S.

     Net cash provided by operating activities was $14.7 million, $7.2 million and $4.6 million in fiscal 1999, 1998 and 1997, respectively. The principal uses of cash in operating activities over the three-year period were primarily to support the increased investment in accounts receivable and inventories associated with the

Company's growth in sales and market conditions. The increase in cash provided by operating activities in fiscal 1999 was primarily due to a reduction of inventory compared to the end of fiscal 1998 which reflects the effort by the Company to maintain inventory levels consistent with its sales levels. Cash provided by operating activities in fiscal 1998 was primarily due to the Company's continued profitability and its management of receivable growth, offset by an increase in raw-material inventory levels caused by the lower sales growth levels in the last two quarters of the 1998 fiscal year.

     Capital expenditures were $15.3 million, $16.8 million and $9.8 million in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, a significant portion of the expenditures related to the construction of the motorcycle manufacturing facility and equipment to develop and manufacture the motorcycle ($9.1 million). In fiscal 1998, the majority of the expenditures related to the completion of the corporate headquarters and research and development facility in Bethel, Connecticut and the expansion of the Company's bicycle production facility in Bedford, Pennsylvania ($4.8 million), and the commitment entered into by the Company to purchase a Cessna Citation jet ($2.8 million). For both fiscal 1999 and 1998, the balance of capital expenditures principally represents investments in computer equipment and manufacturing equipment to support increases in production volume to support the Company's planned growth. In fiscal 1997, the majority of the capital expenditures ($5.6 million) related to the construction of the headquarters and research and development facility in Bethel, Connecticut and the expansion of the Company's bicycle production facility in Bedford, Pennsylvania. The cost of the corporate headquarters and research and development facility was partially funded with the proceeds from the sale of the Company's previous headquarters facility ($1.7 million) in fiscal 1997, and from the CDA financing of $1.6 million which was funded in fiscal 1998. The Company also received funding in fiscal 1999 ($337,500) from the Department of Economic and Community Development for research and development equipment acquired in conjunction with the new facilities. The Company obtained $2.0 million of financing from PIDA to fund approximately 40% of the cost for the expansion of the Company's bicycle production facility in Bedford, Pennsylvania, of which $1.6 million was received during fiscal 1998, and the balance was received during the first quarter of fiscal 1999.

     During the first quarter of fiscal 1999, the Company completed the sale of its Philipsburg facility to the Moshannon Valley Development Authority for approximately $1.4 million, an amount which approximated the net book value of the facility. The operations from the Philipsburg facility were moved to the Bedford facility in June 1998.

     During the third quarter of fiscal 1999, the Company entered into a $2.9 million sale-leaseback transaction for its Cessna Citation Jet aircraft. The sale resulted in a $131,000 gain for the Company which was deferred and is being amortized over the five-year term of the lease. The lease provides the Company with the option to terminate the lease before the end of the lease term for predetermined amounts without penalty. At the end of the lease term, the Company can purchase the equipment for 90% of its original cost, renew the lease for the then fair market value rental or sell the aircraft to a third party. If the proceeds from the sale of the aircraft are less than 90% of the purchase price, the Company shall make a final payment in the amount of the deficiency not to exceed 72% of the original cost. The related lease is being accounted for as an operating lease and will result in rent expense of approximately $273,000 annually.

     In September 1997, the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock at an aggregate price not to exceed $20.0 million. In July 1998, the Company's Board of Directors authorized a second stock repurchase program by the Company to repurchase up to 1,000,000 shares of its common stock. Under both plans, purchases by the Company can be made from time to time in the open market or in private transactions. The repurchase programs can be suspended or discontinued at any time. Shares repurchased by the Company will be available for general corporate purposes, including the issuance upon exercise of stock options. As of September 21, 1999, the Company repurchased an aggregate of 1,292,000 shares of its common stock under the programs at a cost of $20.2 million.

     In April 1998, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $2.0 million to enable him to meet certain tax obligations. In June 1998, the Company agreed to provide Mr. Montgomery with an additional loan in the principal amount of $10.0 million for the purchase of certain real property, which loan has been combined with the previous $2.0 million loan made in April 1998. The loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on such real property. As of September 21, 1998, a principal amount of $12.0 million was outstanding under the loan. The Company has agreed to defer the interest payment of approximately $900,000 payable by Mr. Montgomery to the Company due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery is obligated to sell 75,000 shares of his stock in the Company per quarter commencing in the Company's third quarter of fiscal 2000. The net proceeds of such sales will be remitted to the Company to pay the deferred interest. The stock selling program by Mr. Montgomery is subject to applicable securities laws and other restrictions which may preclude Mr. Montgomery from selling a total of 75,000 shares per quarter. This selling program will continue until the balance of the deferred interest is paid by Mr. Montgomery in its entirety.

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

  ACCOUNTING DEVELOPMENTS.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133," which extends the effective date of SFAS No. 133 to fiscal quarters beginning after June 15, 2000. In fiscal 2000, the Company will assess how the provisions of this statement will affect its hedging operations and future earnings. At this time, the effect of the adoption of SFAS No. 133 on future earnings cannot be estimated.

  YEAR 2000 COMPLIANCE.

     The Company has assessed its exposure to the Year 2000 problem and has completed a comprehensive response to that exposure. Generally, the Company has potential Year 2000 exposures in three areas: (i) financial and management operating computer systems used to manage the Company's business, (ii) manufacturing equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties, in particular customers and suppliers of the Company.

     The Company performed an examination of its hardware and software applications to determine whether the systems it uses to operate its business are prepared to accommodate the Year 2000. Upon identifying the applications that required modification to accommodate Year 2000 dating, the Company initiated a program to modify the software using internal and third-party service providers. The Company completed the programming changes to its software applications to accommodate Year 2000 dating and the testing thereon, and completed the implementation of its Year 2000 system modifications during the fourth quarter of fiscal 1999. In concert with the Company's assessment and modification of its hardware and software applications, the Company's examination of its Year 2000 exposure also included the following: (1) the Company contacted its hardware and software vendors to determine their Year 2000 readiness; (2) the Company completed a survey of its major third-party suppliers to determine their status with Year 2000 compliance; and (3) the Company completed its examination of factory equipment with microprocessors to determine if Year 2000 dating affects the equipment operationally. The Company spent approximately $62,000 in this effort. The

Company increased its overall information technologies budget to accommodate Year 2000 issues and has not delayed other information technology projects critical to the Company's business as a result of the increase. Based on the Company's examination of the Year 2000 problem, its implementation of modifications to its internal systems, the representations made by its suppliers through its survey and the completion of its examination of factory equipment, the Company does not anticipate that the Year 2000 problem will have a material adverse impact on its operations.

     However, if the Company's changes are not successful in the remediation of non-compliant operating systems or the correction of embedded chips or if customers or suppliers did not in fact rectify Year 2000 issues applicable to them, the Company is likely to incur substantial additional costs to develop alternative methods of managing its business and replacing non-compliant equipment. The Company may also experience delays in payments by customers or to suppliers and delays in providing its products to customers. The Year 2000 problem is pervasive and complex and there can be no assurance that the Company has been or will be able to identify all of the Year 2000 issues that may affect the Company or that any remedial efforts it takes will adequately address any potential Year 2000 problems.

  THE EURO.

     On January 1, 1999, certain member countries of the European Union adopted the Euro as their common legal currency. Between January 1, 1999 and January 1, 2002, transactions may be conducted in either the Euro or the participating countries' national currency. However, by July 1, 2002, the participating countries will withdraw their national currency as legal tender and complete the conversion to the Euro. The Company conducts business in Europe and does not expect the conversion to the Euro to have a material adverse effect on its competitive position or consolidated financial position. The Company has completed the necessary system modifications that allow the Company to conduct business in both the Euro as well as the participating countries' national currency.

  RECENT DEVELOPMENTS

     In September 1999, a major earthquake struck the country of Taiwan. Several of Cannondale's suppliers of bicycle components are located there. Due to the magnitude of the disaster, and the anticipated lack of certain components coming from these suppliers in Taiwan, Cannondale believes that there could be delays in the bicycle manufacturing process. At this time, however, the extent of the adverse effect of this event on Cannondale's business as a whole cannot be determined.

  CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE.

     This Annual Report on Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the state of the bicycle industry and the growth opportunity pursued by the Company with its motorcycle; statements regarding the sufficiency of the Company's capital and current operational investments to finance its future growth; statements regarding the Company's expected cash needs and sources of cash to fund its planned operating and capital requirements; statements regarding the impact of the Company's brand image, distribution, reputation and innovative products on the successful introduction of new products; statements regarding expected remediation and other costs relating to an environmental condition; statements regarding the effect of pending lawsuits on the Company; statements regarding the impact of the Year 2000 issue and the Euro conversion on computerized information systems; statements regarding the condition of the Company's present facilities and the ability of its present facilities to support its current and future production capacity. Such statements are based upon the facts presently known to the Company and assumptions as to important future events, many of which are beyond the control of the Company. Among the more important factors which could adversely affect actual results of operations are the following:

     Seasonality. The Company's results fluctuate from quarter to quarter as a result of a number of factors, including product mix, the timing and number of new retailer openings, the timing of shipments and new product introductions, and the effect of adverse weather conditions on consumer purchases. In addition, the Company's business is highly seasonal due to consumer spending patterns, which in turn affect dealer delivery preferences, and historically has resulted in more shipments and significantly stronger results in the third and fourth fiscal quarters (January through June). The Company's gross margins fluctuate primarily according to product mix, the cost of materials, fluctuations in foreign exchange rates and the timing of product price adjustments and markdowns. Although some operating expenses are variable with sales, most expenses are incurred evenly throughout the year. It is unlikely that the seasonal nature of the business will change significantly in the future. While the Company was successful in reducing the impact of the seasonality during fiscal 1999 and 1998, and in achieving profitable performances each quarter, the Company in the past has incurred, and may in the future incur, operating losses in a fiscal quarter, as the business remains highly seasonal.

     Introduction of New Products. The Company's ability to return to the growth pattern that characterized its operations in recent years is dependent, to a significant degree, on its ability to successfully anticipate and respond to changing consumer demands and trends in a timely manner, including the introduction of new or updated products at prices acceptable to customers. While currently a substantial part of the Company's sales are attributable to mountain bikes, the introduction of new product lines, particularly its motorcycle, will provide diversification of the Company's products. The Company's ability to recover its new product investments and earn a satisfactory profit thereon will depend on its ability to successfully produce the new products at acceptable cost levels and the satisfactory resolution of numerous design and manufacturing issues. In addition, market acceptance of new products is difficult to predict and may require substantial marketing efforts.

     Competition. Competition in the high-performance segment of the bicycle industry is based primarily on perceived value, brand image, performance features, product innovation and price. Competition in foreign markets may also be affected by duties, tariffs, taxes and the effect of various trade agreements, import restrictions and fluctuations in exchange rates. The worldwide market for bicycles and accessories is extremely competitive, and the Company faces competition from a number of manufacturers in each of its product lines. A number of the Company's competitors are larger and have greater resources than the Company. The Company competes on the basis of the breadth and quality of its product line, the development of an effective specialty retailer network and its brand recognition.

     The motorcycle market is highly competitive. The Company's principal competitors will be foreign manufacturers with financial resources substantially greater than those of the Company, that have established manufacturing capabilities, market and sell a product with strong brand recognition in the market and are more diversified than the Company. As a result of the foregoing, there can be no assurance that the Company will successfully penetrate the motorcycle market.

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

     The Company is currently in the process of establishing its motor-sport dealer network. There can be no assurance that the Company will successfully establish a motor-sport dealer network through which it would be able to recover its new product investments and earn a satisfactory profit thereon.

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

     The Company has identified the majority of the suppliers that it will use to purchase the raw material parts and components for the manufacturing operations of its motorcycle. During the process of identifying these vendors, the Company has established strong relationships with key third-party suppliers; however, the Company has not yet entered into any long-term supply contracts. Generally, the raw material parts and components needed to manufacture its motorcycle are available from a variety of sources; however, manufacturing operations may be interrupted or otherwise adversely affected by delays in the supply of parts or components from third-party suppliers. Even if parts and components are available from alternative sources, the Company may be subject to increased costs and production delays in connection with the replacement of an existing third-party supplier with one or more alternative suppliers.

     Discretionary Consumer Spending. Purchases of bicycles and motorcycles, particularly high-performance models including those manufactured by the Company, and the Company's other products are discretionary for consumers. The success of the Company is influenced by a number of economic factors affecting disposable consumer income, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic factors may restrict consumer spending, thereby negatively affecting the Company's growth and profitability.

     Dependence on Key Personnel. The Company depends substantially on key personnel involved in the research and development, marketing, sales, finance and administration. The loss of the services of one or more of these key persons, particularly the loss of the services of Joseph S. Montgomery, the Company's Chairman, President and Chief Executive Officer could have a material adverse effect on the Company's operations. Executive officers of the Company and other management personnel frequently travel between the Company's executive offices and its manufacturing facility on an aircraft leased by the Company. An accident involving the corporate aircraft and resulting injury or loss of life could have a material adverse effect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. To address these risks, the Company enters into various hedging transactions as described below. The Company does not use financial instruments for trading purposes.

  CREDIT RISKS.

     The Company's customer base is composed of specialty bicycle retailers which are located principally throughout the United States and Europe. The Company's net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of the Company's net sales during fiscal 1999, 1998 and 1997. No single customer accounted for more than 5% of the Company's sales during fiscal 1999,

1998 and 1997. As a result of the seasonality of the Company's business, the payment terms offered to its bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors.

  FOREIGN CURRENCY AND INTEREST RATE RISKS.

     The Company enters into forward contracts to purchase and sell U.S., European, Australian, Canadian and Japanese currencies to reduce exposures to foreign currency risk. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange, at maturity, various currencies for U.S. dollars and Dutch guilders at rates agreed to at inception of the contracts. The Company does not hold foreign currency forward contracts for trading purposes. Deferred gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are included in prepaid expenses and other current assets and are recognized when the offsetting gains and losses are recognized on the related transaction. The net gains (losses) explicitly deferred at July 3, 1999 and June 27, 1998 were not significant. Gains and losses on foreign currency transactions that do not satisfy the accounting requirements of an effective hedge are reported currently as other income or expense.

     The Company uses borrowings of Japanese yen and Dutch guilders to hedge its net investments in its foreign subsidiaries. Gains and losses on hedges of net investments are recognized as a component of accumulated other comprehensive income.

     The Company also hedges exposure to changes in interest rates on its revolving credit facility. On April 28, 1998, the Company entered into two five year interest rate hedge agreements with a total notional principal amount of $20.0 million to manage interest costs associated with changing interest rates. These agreements convert underlying variable-rate debt based on LIBOR under the Company's revolving credit facility to fixed-rate debt with an interest rate of 6.05%.

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

                           INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                              INTEREST (SWAP) RATE
                                 (IN THOUSANDS)

                                                                                                                    FAIR VALUE
                                                                                                                    AT JULY 3,
                                                 2000    2001     2002      2003     2004    THEREAFTER    TOTAL       1999
                                                 -----   -----   -------   -------   -----   ----------   -------   ----------
LIABILITIES:
Long-term debt, including current portion
  Fixed rate...................................  $ 354   $ 347   $   298   $   265   $ 264     $1,930     $ 3,458    $ 3,296
  Average interest rate........................   4.22%   3.98%     3.83%     3.78%   3.78%      3.77%       3.85%
  Variable rate................................  $ 104   $ 157   $50,801   $   157   $ 656     $1,120     $52,995    $52,995
  Average interest rate........................   4.97%   4.86%     6.57%     4.86%   5.19%      4.65%       6.50%
INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS
  RELATED TO DEBT:
Interest Rate Swaps
  Pay fixed/receive variable...................     --      --        --   $20,000      --         --     $20,000    $    47
  Average pay rate.............................   6.05%   6.05%     6.05%     6.05%     --         --        6.05%
  Average receive rate -- USD 1 Month LIBOR....     --      --        --        --      --         --          --

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

          EXPOSURES RELATED TO DERIVATIVE CONTRACTS AND LONG-TERM DEBT
                 WITH UNITED STATES DOLLAR FUNCTIONAL CURRENCY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
         FORWARD FOREIGN CURRENCY EXCHANGE RATE (USD/FOREIGN CURRENCY)
                                 (IN THOUSANDS)

                                                                                                                FAIR VALUE
                                                                                                                AT JULY 3,
                                          2000      2001     2002      2003    2004    THEREAFTER     TOTAL        1999
                                         -------    ----    -------    ----    ----    ----------    -------    ----------
FORWARD CONTRACTS TO SELL FOREIGN
  CURRENCY FOR U.S. DOLLARS:
Australian Dollar
Notional amount........................  $   857    --           --    --      --         --         $   857       $(13)
  Contract Rate........................   0.6590                                                      0.6590
Canadian Dollar
Notional amount........................  $ 1,151    --           --    --      --         --         $ 1,151       $ (3)
  Contract Rate........................   0.6772                                                      0.6772
LONG-TERM DEBT DENOMINATED IN FOREIGN
  CURRENCIES:
Dutch guilder
Notional amount........................       --    --      $ 3,624    --      --         --         $ 3,624       $372
  Rate at Inception....................       --    --       0.5177                                   0.5177
Japanese Yen
Notional amount........................       --    --      $ 2,250    --      --         --         $ 2,250       $179
  Rate at Inception....................       --    --       0.0090                                   0.0090

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

                   EXPOSURES RELATED TO DERIVATIVE CONTRACTS
                     WITH DUTCH GUILDER FUNCTIONAL CURRENCY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
         FORWARD FOREIGN CURRENCY EXCHANGE RATE (NLG/FOREIGN CURRENCY)
                                 (IN THOUSANDS)

                                                                                                                FAIR VALUE
                                                                                                                AT JULY 3,
                                             2000      2001    2002    2003    2004    THEREAFTER     TOTAL        1999
                                            -------    ----    ----    ----    ----    ----------    -------    ----------
FORWARD CONTRACTS TO SELL FOREIGN CURRENCY
  FOR DUTCH GUILDERS:
Norwegian Krona
Notional amount...........................  $   963    --      --      --      --         --         $   963       $  4
  Contract Rate...........................   0.2727                                                   0.2727
British Sterling
Notional amount...........................  $ 2,284    --      --      --      --         --         $ 2,284       $  8
  Contract Rate...........................   3.3903                                                   3.3903
FORWARD CONTRACTS TO BUY FOREIGN CURRENCY
  FOR DUTCH GUILDERS:
United States Dollars
Notional amount...........................  $ 5,000    --      --      --      --         --         $ 5,000       $(12)
  Contract Rate...........................   2.1521                                                   2.1521
Japanese Yen
Notional amount...........................  $   165    --      --      --      --         --         $   165       $  1
  Contract Rate...........................   0.0178                                                   0.0178

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference to the information appearing under the captions "Item 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information required by Item 10 regarding executive officers appears under the caption "Executive Officers of the Registrant" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS.

     Index to Consolidated Financial Statements.

     Report of Independent Auditors.

     Consolidated Balance Sheets as of July 3, 1999 and June 27, 1998.

     Consolidated Statements of Earnings for the years ended July 3, 1999, June 27, 1998 and June 28, 1997.

     Consolidated Statements of Stockholders' Equity for the years ended July 3, 1999, June 27, 1998 and June 28, 1997.

     Consolidated Statements of Cash Flows for the years ended July 3, 1999, June 27, 1998 and June 28, 1997.

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

(a)(3) EXHIBITS.

     The following is a list of all exhibits filed as part of this report.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 3.1(i)       Form of Amended and Restated Certificate of Incorporation of
              the Company. (Filed as Exhibit 3.2 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
 3.1.1(i)     Certificate of Amendment to Restated Certificate of
              Incorporation, effective as of November 17, 1997. (Filed as
              Exhibit 4.2 to the Registrant's Registration Statement on
              Form S-8, Registration No. 333-40879).+
 3.1(ii)      Amended and Restated Bylaws of the Company. (Filed as
              Exhibit 3.1(ii) to the Registrant's Form 10-Q for the
              quarterly period ended March 27, 1999).+
 4.1          Rights Agreement, dated December 22, 1997, between the
              Company and BankBoston, N.A., as Rights Agent. (Filed with the Registrants's Form 8-K filed on December 23, 1997).+
 4.2          1994 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.2 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.3          1994 Management Stock Option Plan, as amended as of February
              5, 1998. (Filed as Exhibit 4.3 to the Registrant's Form 10-K
              for the fiscal year ended June 27, 1998).+
 4.4          1995 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.4 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.5          1996 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.5 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.6          1998 Stock Option Plan. (Filed as Exhibit 4.10 to the
              Registrant's Registration Statement on Form S-8,
              Registration No. 333-72121).+

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.1          First Amendment to Amended and Restated Credit Agreement,
              dated as of May 1, 1999, among the Company and NationsBank
              N.A., as Administrative Agent, Fronting Bank, Documentation
              Agent and Swingline Bank and Fleet National Bank, The Chase
              Manhattan Bank, State Street Bank and Trust Company and
              BankBoston, N.A.*
10.2          Amended and Restated Credit Agreement, dated as of January
              22, 1999, among the Company and NationsBank N.A., as
              Administrative Agent, Fronting Bank, Documentation Agent and
              Swingline Bank and Fleet National Bank, The Chase Manhattan
              Bank, State Street Bank and Trust Company and BankBoston,
              N.A. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q
              for the quarterly period ended March 27, 1999).+
10.3          Installment Sales Agreement, dated August 28, 1981, between the Company and Bedford Development Council. Amendments to
              Installment Sales Agreement, dated May 29, 1987, September
              1, 1988 and October 26, 1993. Assignment of Fifth
              Supplemental Installment Sale Agreement, dated October 26,
              1993, from Bedford Development Council to The Pennsylvania
              Industrial Development Authority. (Filed as Exhibit 10.7 to
              the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.4          Consent, Subordination and Assumption Agreements, between
              the Company and Bedford Development Council, in favor of The
              Pennsylvania Industrial Development Authority, dated August
              28, 1981, May 7, 1982, May 11, 1983, May 29, 1987, September
              1, 1988, and October 26, 1993. (Filed as Exhibit 10.8 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.5          Installment Sale Agreement, dated April 27, 1994, between
              the Company and Bedford Development Council. Assignment,
              dated April 27. 1994, from Bedford Development Council to
              Pennsylvania Industrial Development Authority. (Filed as
              Exhibit 10.9 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.6          Consent, Subordination and Assumption Agreement, dated April
              27, 1994, between the Company and Bedford Development
              Council, in favor of The Pennsylvania Industrial Development
              Authority. (Filed as Exhibit 10.10 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.7          Loan Agreement, dated November 10, 1989, between the Company and Rush Township, Commonwealth of Pennsylvania. (Filed as
              Exhibit 10.11 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.8          Promissory Note, dated November 10, 1989, from the Company to Rush Township, Commonwealth of Pennsylvania. (Filed as
              exhibit 10.12 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.9          Mortgage, dated November 10, 1989, from the Company to Rush
              Township, Commonwealth of Pennsylvania. Assignment of Note
              and Mortgage, dated June 30, 1989, from Rush Township,
              Commonwealth of Pennsylvania to Pennsylvania Department of
              Commerce. (Filed as Exhibit 10.13 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.10         Loan Agreement, dated July 24, 1990, between the Company and
              Rush Township, Commonwealth of Pennsylvania. (Filed as
              Exhibit 10.14 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.11         Promissory Note, dated July 24, 1990, from the Company to
              Rush Township, Commonwealth of Pennsylvania. (Filed as
              Exhibit 10.15 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.12         Mortgage, dated July 24, 1990, from the Company to Rush
              Township Commonwealth of Pennsylvania. (Filed as Exhibit
              10.16 to the Registrant's Registration Statement on Form
              S-1, Registration No. 33-84566).+

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.13         Installment Sales Agreement, dated December 4, 1990, between the Company and Moshannon Valley Economic Development
              Partnership. Assignment, dated December 4, 1990, from
              Moshannon Valley Economic Development Partnership to The
              Pennsylvania Industrial Development Authority. (Filed as
              Exhibit 10.17 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.14         Mortgage Subordination Agreement, dated December 4, 1990,
              among the Company, Moshannon Valley Economic Development
              Partnership, Rush Township, Commonwealth of Pennsylvania,
              and The Pennsylvania Industrial Development Authority.
              (Filed as Exhibit 10.18 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-84566).+
10.15         Consent, Subordination and assumption Agreement, dated
              December 4, 1990, between the Company and Moshannnon Valley
              Economic Development Partnership, in favor of The
              Pennsylvania Industrial Development Authority. (Filed as
              Exhibit 10.19 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.16         Loan Agreement, dated February 1, 1992, between the Company and Moshannon Valley Economic Development Partnership.
              (Filed as Exhibit 10.20 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-84566).+
10.17         Installment Judgment Note, dated February 1, 1992, from the
              Company to Moshannon Valley Economic Development
              Partnership. (Filed as Exhibit 10.21 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.18         Chattel Mortgage Security Agreement, dated February 1, 1992, between the Company and Moshannon Valley Economic
              Development Partnership. (Filed as Exhibit 10.22 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.19         Business Infrastructure Development Loan Agreement, dated
              June 30, 1989, among the Company, Pennsylvania Department of
              Commerce and Rush Township, Commonwealth of Pennsylvania.
              (Filed as Exhibit 10.23 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-84566).+
10.20         Promissory Note, dated June 30, 1989, from the Company to
              Pennsylvania Department of Commerce. Amendment to Promissory
              Note, dated February 1, 1992, from the company to
              Pennsylvania Department of Commerce. (Filed as Exhibit 10.24
              to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.21         Escrow Agreement, dated June 30, 1989, among the Company,
              Rush Township, Commonwealth of Pennsylvania, Pennsylvania
              Department of Commerce and MidState Bank and Trust Company.
              (Filed as Exhibit 10.25 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-84566).+
10.22         Mortgage, dated July 23, 1991, from Cannondale Europe, B.V.
              to Algemene-Bank Netherlands B.V. (In Dutch, with English
              summary). (Filed as Exhibit 10.26 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.23         Financing Lease, dated May 31, 1991, between ABN Onroerend
              Goed Lease B.V., as lessor, and Cannondale Europe B.V., as lessee. (In Dutch, with English translation). (Filed as
              Exhibit 10.27 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.24         Credit Agreement, dated February 5, 1998, between Cannondale
              Europe B.V. and ABN AMRO Bank N.V. (Filed as Exhibit 10.1.11
              to the Registrant's Form 10-Q for the quarterly period ended
              March 28, 1998).+
10.25         Loan Agreement, dated September 1, 1992, between Cannondale
              Japan KK and The Dai-Ichi Kangyo Bank, Ltd. (In Japanese,
              with English translation). (Filed as Exhibit 10.30 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.26         Guarantee Agreement, dated August 7, 1992, from the Company to The Dai-Ichi Kangyo Bank, Ltd. (Filed as Exhibit 10.30.1
              to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.27         Master Lease Agreement, dated April 11, 1994, between United
              States Leasing Corporation and the Company. (Filed as
              Exhibit 10.32 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.28         Employment Agreement, dated January 3, 1994, between the
              Company and William A. Luca. (Filed as Exhibit 10.48 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.29         Employee Patent and Confidential Information Agreement,
              dated August 20, 1982, between the Company and Daniel C.
              Alloway. (Filed as Exhibit 10.49 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.30         Employment Agreement, dated June 6, 1994, between the
              Company and Leonard Konecny. (Filed as Exhibit 10.53 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.31         Cannondale Corporation 401(k) Profit Sharing Plan. (Filed as
              Exhibit 10.54 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.32         Cannondale Corporation Employee Stock Purchase Plan. (Filed
              as Exhibit 4.4 to the Registrant's Registration Statement on
              Form S-8, Registration No. 333-40879).+
10.33         Form of Indemnification Agreement between the Company and
              each of its directors and officers. (Filed as Exhibit 10.60 to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.34         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and William A. Luca.
              (Filed as Exhibit 10.68 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.35         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and Joseph S.
              Montgomery. (Filed as Exhibit 10.68.1 to the Registrant's
              Form 10-Q for the quarterly period ended March 28, 1998).+
10.36         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and John Moriarty.
              (Filed as Exhibit 10.68.2 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.37         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and Daniel C. Alloway.
              (Filed as Exhibit 10.68.3 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.38         Cannondale Corporation Change of Control Separation Plan A.
              (Filed as Exhibit 10.68.4 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.39         Cannondale Corporation Change of Control Separation Plan B.
              (Filed as Exhibit 10.68.5 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
21            Subsidiaries of the Registrant.*
23            Consent of Independent Auditors.*
24            Power of Attorney (appears on signature page ).*
27.1          Financial Data Schedule For Fiscal Year Ended July 3, 1999.*
27.2          Restated Financial Data Schedules for the Nine-Month,
              Six-Month and Three-Month Periods Ended March 27, 1999,
              December 26, 1998 and September 26, 1998, respectively.*

---------------

+ Incorporated by reference.

* Filed herewith.

(b) REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CANNONDALE CORPORATION

October 1, 1999                           /s/       WILLIAM A. LUCA

                                          --------------------------------------
                                                     William A. Luca
                                                     Vice President,
                                          Treasurer and Chief Financial Officer

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

             /s/ JOSEPH S. MONTGOMERY                Chairman, President, Chief         October 1, 1999
---------------------------------------------------    Executive Officer and Director
               Joseph S. Montgomery                    (Principal Executive Officer)

                /s/ WILLIAM A. LUCA                  Vice President, Treasurer, Chief   October 1, 1999
---------------------------------------------------    Financial Officer, and Director
                  William A. Luca                      (Principal Financial Officer)

               /s/ DANIEL C. ALLOWAY                 Vice President of Sales and        October 1, 1999
---------------------------------------------------    Director
                 Daniel C. Alloway

               /s/ JOHN P. MORIARTY                  Assistant Treasurer and Assistant  October 1, 1999
---------------------------------------------------    Secretary, Chief Accounting
                 John P. Moriarty                      Officer (Principal Accounting
                                                       Officer)

              /s/ JAMES S. MONTGOMERY                Director                           October 1, 1999
---------------------------------------------------
                James S. Montgomery

                /s/ GREGORY GRIFFIN                  Director                           October 1, 1999
---------------------------------------------------
                  Gregory Griffin

                 /s/ JOHN SANDERS                    Director                           October 1, 1999
---------------------------------------------------
                   John Sanders

              /s/ MICHAEL J. STIMOLA                 Director                           October 1, 1999
---------------------------------------------------
                Michael J. Stimola

                /s/ SALLY G. PALMER                  Director                           October 1, 1999
---------------------------------------------------
                  Sally G. Palmer

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2

Consolidated Balance Sheets as of July 3, 1999 and June 27,
  1998......................................................  F-3
Consolidated Statements of Earnings for the years ended July
  3, 1999, June 27, 1998 and June 28, 1997..................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended July 3, 1999, June 27, 1998 and June 28,
  1997......................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  July 3, 1999, June 27, 1998 and June 28, 1997.............  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cannondale Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cannondale Corporation and subsidiaries as of July 3, 1999 and June 27, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended July 3, 1999, June 27, 1998 and June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cannondale Corporation and subsidiaries at July 3, 1999 and June 27, 1998, and the consolidated results of their operations and their cash flows for the years ended July 3, 1999, June 27, 1998 and June 28, 1997, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 10, 1999,
except for the first paragraph
of Note 15, as to
which the date is
September 30, 1999.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JULY 3, 1999      JUNE 27, 1998
                                                              ------------      -------------
ASSETS
Current assets:
  Cash......................................................    $  3,300          $  3,031
  Trade accounts receivable, less allowances of $10,074 and
     $8,479.................................................      59,379            61,746
  Inventory.................................................      33,165            39,420
  Deferred income taxes.....................................       2,749             2,172
  Prepaid expenses and other current assets.................       4,827             4,426
  Interest receivable from a related party..................         827                23
                                                                --------          --------
Total current assets........................................     104,247           110,818
Property, plant and equipment...............................      41,377            35,769
Notes receivable and advances to related parties............      12,919             2,688
Other assets................................................       3,836             3,002
                                                                --------          --------
Total assets................................................    $162,379          $152,277
                                                                ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 17,329          $ 16,747
  Revolving line of credit..................................         882             2,141
  Income taxes payable......................................       2,252             1,732
  Other accrued expenses....................................       4,476             3,838
  Accrued warranty expense..................................       2,808             1,982
  Payroll and other employee related benefits...............       1,150             2,142
  Payable to related party..................................          --             2,800
  Current installments of long-term debt....................         456               461
                                                                --------          --------
Total current liabilities...................................      29,353            31,843
Long-term debt, less current installments...................      55,997            40,352
Deferred income taxes.......................................       1,619             1,569
Other noncurrent liabilities................................         400               275
                                                                --------          --------
Total liabilities...........................................      87,369            74,039
                                                                --------          --------
Stockholders' equity:
  Common Stock, $.01 par value:
     Authorized shares -- 40,000,000
     Issued 8,784,308 and 8,737,088 shares..................          88                87
  Additional paid-in capital................................      57,815            57,303
  Retained earnings.........................................      41,328            35,405
  Less 1,292,900 and 656,400 shares in treasury at cost.....     (20,162)          (12,417)
  Accumulated other comprehensive income....................      (4,059)           (2,140)
                                                                --------          --------
Total stockholders' equity..................................      75,010            78,238
                                                                --------          --------
Total liabilities and stockholders' equity..................    $162,379          $152,277
                                                                ========          ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                        JULY 3, 1999    JUNE 27, 1998    JUNE 28, 1997
                                                        ------------    -------------    -------------
Net sales.............................................    $176,819        $171,496         $162,496
Cost of sales.........................................     114,627         110,113          101,334
                                                          --------        --------         --------
Gross profit..........................................      62,192          61,383           61,162
                                                          --------        --------         --------
Expenses:
  Selling, general and administrative.................      40,599          39,361           35,707
  Research and development............................      10,222           6,750            3,576
                                                          --------        --------         --------
                                                            50,821          46,111           39,283
                                                          --------        --------         --------
Operating income......................................      11,371          15,272           21,879
                                                          --------        --------         --------
Other income (expense):
  Interest expense....................................      (4,557)         (1,995)          (1,574)
  Other income........................................       1,160             653              843
                                                          --------        --------         --------
                                                            (3,397)         (1,342)            (731)
                                                          --------        --------         --------
Income before income taxes............................       7,974          13,930           21,148
Income tax expense....................................      (2,051)         (4,578)          (7,642)
                                                          --------        --------         --------
Net income............................................    $  5,923        $  9,352         $ 13,506
                                                          ========        ========         ========
Basic income per share................................    $    .79        $   1.11         $   1.56
Diluted income per share..............................    $    .77        $   1.08         $   1.51

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   ACCUMULATED
                                COMMON STOCK      ADDITIONAL                 TREASURY STOCK           OTHER
                              -----------------    PAID-IN     RETAINED   ---------------------   COMPREHENSIVE
                               SHARES     VALUE    CAPITAL     EARNINGS     SHARES      VALUE        INCOME        TOTAL
                              ---------   -----   ----------   --------   ----------   --------   -------------   -------
BALANCE AT JUNE 29, 1996....  8,611,715    $86     $55,965     $12,547            --   $     --      $  (304)     $68,294
                                                                                                                  -------
Net income..................         --     --          --      13,506            --         --           --       13,506
Foreign currency
  translation, (net of tax
  expense of $510)..........         --     --          --          --            --         --       (1,075)      (1,075)
                                                                                                                  -------
Comprehensive income........                                                                                       12,431
Exercise of options.........     75,900      1         895          --            --         --           --          896
                              ---------    ---     -------     -------    ----------   --------      -------      -------
BALANCE AT JUNE 28, 1997....  8,687,615     87      56,860      26,053            --         --       (1,379)      81,621
                                                                                                                  -------
Net income..................         --     --          --       9,352            --         --           --        9,352
Foreign currency
  translation, (net of tax
  expense of $247)..........         --     --          --          --            --         --         (761)        (761)
                                                                                                                  -------
Comprehensive income........                                                                                        8,591
Exercise of options.........     49,473     --         443          --            --         --           --          443
Purchase of treasury
  stock.....................         --     --          --          --      (656,400)   (12,417)          --      (12,417)
                              ---------    ---     -------     -------    ----------   --------      -------      -------
BALANCE AT JUNE 27, 1998....  8,737,088     87      57,303      35,405      (656,400)   (12,417)      (2,140)      78,238
                                                                                                                  -------
Net income..................         --     --          --       5,923            --         --           --        5,923
Foreign currency
  translation, (net of tax
  benefit of $25)...........         --     --          --          --            --         --       (1,919)      (1,919)
                                                                                                                  -------
Comprehensive income........                                                                                        4,004
Exercise of options.........     17,875     --         169          --            --         --           --          169
Shares issued under employee
  stock purchase plan.......     29,345      1         238          --            --         --           --          239
Stock option compensation...         --     --         105          --            --         --           --          105
Purchase of treasury
  stock.....................         --     --          --          --      (636,500)    (7,745)          --       (7,745)
                              ---------    ---     -------     -------    ----------   --------      -------      -------
BALANCE AT JULY 3, 1999.....  8,784,308    $88     $57,815     $41,328    (1,292,900)  $(20,162)     $(4,059)     $75,010
                              =========    ===     =======     =======    ==========   ========      =======      =======

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                        JULY 3, 1999    JUNE 27, 1998    JUNE 28, 1997
                                                        ------------    -------------    -------------
OPERATING ACTIVITIES
Net income............................................    $  5,923        $  9,352         $ 13,506
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization....................       5,782           4,054            3,211
     Provision for bad debt, discount, credit and
       return and late charge reserves................       9,498           7,141            5,762
     Provision for obsolete inventory.................       2,309           1,425            1,484
     Unrealized (gain) loss on foreign currency
       transactions...................................        (865)            642              107
     Deferred income taxes............................        (129)            425             (442)
     Stock option compensation........................         105              --               --
     Other............................................         122              16               (1)
     Changes in assets and liabilities:
       Trade accounts receivable......................      (8,151)         (8,894)         (17,399)
       Inventory......................................       4,040         (11,589)          (1,975)
       Prepaid expenses and other assets..............      (2,723)         (3,319)          (2,089)
       Accounts payable...............................         505           4,711              138
       Warranty and other accrued expenses............      (2,480)          3,174              805
       Income taxes payable and other liabilities.....         743              36            1,470
                                                          --------        --------         --------
Net cash provided by operating activities.............      14,679           7,174            4,577
                                                          --------        --------         --------
INVESTING ACTIVITIES
Capital expenditures..................................     (15,257)        (16,762)          (9,766)
Proceeds from sale of airplane and buildings..........       4,264              --            1,676
Loans provided to related parties.....................     (10,269)         (2,461)            (227)
Proceeds from repayments of loans to related
  parties.............................................          38              --               --
                                                          --------        --------         --------
Net cash used in investing activities.................     (21,224)        (19,223)          (8,317)
                                                          --------        --------         --------
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock........         408             443              896
Payments for the purchase of treasury stock...........      (7,745)        (12,417)              --
Proceeds from issuance of long-term debt..............      20,738           3,203           21,383
Net proceeds from (repayments of) borrowings under
  short-term revolving credit agreements..............      (1,383)          1,291           (3,555)
Net proceeds from (repayments of) borrowings under
  long-term debt and capital lease agreements.........      (5,267)         16,833          (15,133)
                                                          --------        --------         --------
Net cash provided by financing activities.............       6,751           9,353            3,591
                                                          --------        --------         --------
Effect of exchange rate changes on cash...............          63             206            1,365
                                                          --------        --------         --------
Net increase (decrease) in cash.......................         269          (2,490)           1,216
Cash at beginning of period...........................       3,031           5,521            4,305
                                                          --------        --------         --------
Cash at end of period.................................    $  3,300        $  3,031         $  5,521
                                                          ========        ========         ========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest............................................    $  3,889        $  2,071         $  1,781
                                                          ========        ========         ========
  Income taxes, net of refunds........................    $  2,385        $  7,341         $  6,788
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

     In February 1998, the Company announced plans to introduce a line of motocross motorcycles. The Company's motocross motorcycle business is in the start-up stage of operations and no revenues have been generated as of July 3, 1999.

  Business and Credit Concentrations

     The Company's customer base is composed of specialty bicycle retailers who are located principally throughout the United States and Europe. The Company's net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of the Company's net sales during fiscal 1999, 1998 and 1997. No single customer accounted for more than 5% of the Company's sales during the years ended July 3, 1999, June 27, 1998 or June 28, 1997. As a result of the seasonality of the Company's business, the payment terms offered to its bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors.

     The Company's raw materials are readily available and the Company is not completely dependent upon a single supplier. The Company has, however, preferences with respect to continuing its relationships with certain selected vendors, and a material portion of the Company's inventory purchases is from a single supplier. That single supplier was the source of approximately 19% of the Company's total raw material inventory purchases in fiscal 1999.

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

  Product Warranties

     The Company provides original owners of its bicycles with a lifetime warranty for the bicycle frame and a one-year warranty for suspensions and components. During the warranty period, the Company will repair or replace a defective part or assembly at no cost to the owner. Provisions for estimated warranty expense are recognized at the time of sale, determined principally on the basis of past experience.

  Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Plant and equipment under capitalized lease obligations are recorded at the present value of minimum lease payments.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     Depreciation of plant and equipment is calculated on the straight-line method over 20 to 40 years for buildings and improvements and 3 to 10 years for equipment. Amortization of assets recorded under capitalized lease obligations is recognized over the lesser of the useful lives or lease terms and such amount is included in depreciation and amortization expense.

     Interest costs for the construction of certain long-lived assets are capitalized and amortized over the related asset's useful life. The Company capitalized interest costs of $101,000, $88,000 and $133,000 for the years ended July 3, 1999, June 27, 1998 and June 28, 1997, respectively, related to the construction of the Company's new motorcycle facility, headquarters facility and the expansion of its bicycle manufacturing facility. Total interest incurred before the recognition of the capitalized amount was $4,658,000, $2,083,000 and $1,707,000 for fiscal 1999, 1998 and 1997, respectively.

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

  Foreign Currency Translation

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates. Revenues, costs and expenses are translated at the average exchange rates applicable for the period. Translation adjustments resulting from changes in exchange rates are reported as a component of accumulated other comprehensive income pursuant to SFAS No. 130, "Reporting Comprehensive Income."

  Financial Instruments

     The Company enters into foreign currency forward contracts to purchase and sell U.S., European, Japanese, Australian and Canadian currencies to reduce exposures to foreign currency risk. The Company does not hold foreign currency forward contracts for trading purposes. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related transaction. Gains and losses on foreign currency transactions that do not satisfy the accounting requirements of an effective hedge are reported currently as a component of other income or expense.

     During fiscal 1998, the Company entered into two interest rate swap agreements to manage exposure to fluctuations in interest rates. The differential between the interest paid or received on a specified notional amount is recognized as an adjustment to interest expense. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

  Stock-Based Compensation

     The Company grants stock options to officers, directors, employees, consultants and advisors with an exercise price determined by the Board of Directors at the time of grant. The Company accounts for stock option grants, except for those granted to consultants and advisors of the Company, in accordance with Accounting Principles Board Standard ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which requires that compensation expense be recognized for the difference between the quoted market price of the stock at the grant date and the amount that the employee is required to pay. The Company accounts for stock option grants to consultants and advisors in accordance with SFAS No. 123, "Accounting

                    CANNONDALE CORPORATION AND SUBSIDIARIES
for Stock-Based Compensation." During fiscal 1999, the Company incurred $105,000 of stock option compensation related to options granted to consultants of the Company. As prescribed under SFAS No. 123, the Company has disclosed in Note 7 the pro-forma effects on net income and earnings per share of recording compensation expense for the fair value of all stock options granted subsequent to July 1, 1995. It is the opinion of management that the existing model to estimate the fair value of employee options according to SFAS No. 123, and the assumptions used to calculate the impact, may not be representative of the effects on future years and does not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain 1998 and 1997 amounts have been reclassified to conform to the current year's presentation.

  Computer Software Developed for Internal Use

     During the fourth fiscal quarter of 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software.

  Intangible Assets

     Included in other assets are intangible assets, which represent the cost of patents, goodwill and deferred financing charges. Intangible assets were $2,378,000 and $1,453,000 at July 3, 1999 and June 27, 1998, respectively.
Accumulated amortization on intangible assets amounted to $624,000 and $372,000 at July 3, 1999 and June 27, 1998, respectively. Amortization of goodwill and patents is provided using the straight-line method over the estimated useful lives of the assets, not exceeding 17 years. Amortization of deferred financing charges is provided over the term of the related debt instrument.

  Advertising Expenses

     Advertising expenses are charged to income during the year that they are incurred. Selling, general and administrative expenses of the Company include advertising and promotion costs of $3,441,000, $3,906,000 and $3,867,000 for the years ended July 3, 1999, June 27, 1998, and June 28, 1997, respectively.

  Accounting Developments

     During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which was effective for the Company's first fiscal quarter of 1999. SFAS No. 130 defines the concept of "comprehensive income" and establishes the standards for reporting "comprehensive income." Comprehensive income is defined to include net income, as currently reported, as well as unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and certain other items not included in the income statement. SFAS No. 130 also sets forth requirements on how comprehensive income should be presented as part of the issuer's financial statements. The Company's comprehensive income comprises net income and foreign translation adjustments. The adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     On July 3, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for companies with fiscal years beginning after December 15, 1997. SFAS No. 131 defines the criteria by which an issuer is to determine the number and nature of its "operating segments" and sets forth the financial information that is required to be disclosed about such segments. SFAS No. 131 also establishes standards for disclosures related to geographic areas, products and services and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133," which extends the effective date of SFAS No. 133 to fiscal quarters beginning after June 15, 2000. In fiscal 2000, the Company will assess how the provisions of this statement will affect its hedging operations and future earnings. At this time, the effect of the adoption of SFAS No. 133 on future earnings cannot be estimated.

2. INVENTORY

     The components of inventory are as follows (in thousands):

                                                      JULY 3, 1999    JUNE 27, 1998
                                                      ------------    -------------
Raw materials.......................................    $17,723          $20,439
Work-in process.....................................      2,110            2,856
Finished goods......................................     14,993           16,931
                                                        -------          -------
                                                         34,826           40,226
Less reserve for obsolete inventory.................     (1,661)            (806)
                                                        -------          -------
                                                        $33,165          $39,420
                                                        =======          =======

3. PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows (in thousands):

                                                      JULY 3, 1999    JUNE 27, 1998
                                                      ------------    -------------
Land................................................    $  1,841        $  1,270
Buildings and improvements..........................      22,868          18,328
Factory and office equipment........................      39,633          33,366
Cessna Citation jet.................................          --           2,800
Construction and projects in progress...............       3,369           1,577
                                                        --------        --------
                                                          67,711          57,341
Less accumulated depreciation and amortization......     (26,334)        (21,572)
                                                        --------        --------
                                                        $ 41,377        $ 35,769
                                                        ========        ========

     Purchases of equipment through capitalized lease obligations and notes were $146,000 and $28,000 in fiscal 1999 and 1997, respectively. The Company did not enter into any capital leases during fiscal 1998.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

4. EARNINGS PER SHARE

     The following table is an illustration of the reconciliation of the numerator and denominator of basic and diluted earnings per share computations and other related disclosures required by SFAS No. 128 "Earnings Per Share" (in thousands, except earnings per share data):

                                                 YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                JULY 3, 1999    JUNE 27, 1998    JUNE 28, 1997
                                                ------------    -------------    -------------
NUMERATOR:
Numerator for basic and diluted earnings per
  share -- income available to common
  stockholders................................     $5,923          $9,352           $13,506
                                                   ======          ======           =======
DENOMINATOR:
Denominator for basic earnings per share --
  weighted-average shares.....................      7,518           8,442             8,638
Effect of dilutive securities:
  Employee stock options......................        168             240               278
                                                   ------          ------           -------
Denominator for diluted earnings per share --
  adjusted weighted-average shares and assumed
  conversions.................................      7,686           8,682             8,916
                                                   ======          ======           =======
Basic earnings per share......................     $  .79          $ 1.11           $  1.56
                                                   ======          ======           =======
Diluted earnings per share....................     $  .77          $ 1.08           $  1.51
                                                   ======          ======           =======

     The average number of options to purchase shares of common stock excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, therefore, having an antidilutive effect, were 1,021,843, 377,528, and 118,844 for fiscal 1999, 1998, and 1997, respectively.

5. DEBT

     Short-term revolving credit advances (in thousands):

                                                      JULY 3, 1999    JUNE 27, 1998
                                                      ------------    -------------
Cannondale Europe...................................      $262           $1,578
Cannondale Japan....................................       620              563
                                                          ----           ------
                                                          $882           $2,141
                                                          ====           ======

     In February 1998, Cannondale Europe entered into a multi-currency credit arrangement, which allows Cannondale Europe to borrow up to 12,500,000 Dutch guilders (approximately $5,807,000 at July 3, 1999) on a short-term basis. The interest rate on outstanding borrowings is a market rate, applicable to the currencies borrowed, plus 1.50% with a minimum rate of 3.00%. The credit arrangement contains no specific expiration date, and may be terminated by either the borrower or the lender at any time. Cannondale Europe's multicurrency credit arrangement is guaranteed by Cannondale U.S.

     Cannondale Japan has an unsecured revolving credit facility for up to 155,000,000 Japanese yen (approximately $1,281,000 at July 3, 1999). The interest rate on the outstanding borrowings was 2.875% at July 3, 1999 and June 27, 1998. The credit facility contains no specific expiration date, and may be terminated by either the borrower or the lender at any time. Cannondale Japan's unsecured revolving credit facility is guaranteed by Cannondale U.S.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     The weighted average interest rate on the Company's revolving lines of credit was 3.32% and 5.05% at July 3, 1999 and June 27, 1998, respectively.

     Long-Term Debt (in thousands):

                                                              JULY 3, 1999   JUNE 27, 1998
                                                              ------------   -------------
Revolving credit facility...................................    $30,643         $34,661
Term loan, interest at 7.25%................................     20,000              --
Pennsylvania Industrial Development Authority bonds,
  interest rates ranging from 2.0% to 4.5%..................      2,951           3,049
Connecticut Development Authority Loan......................      1,602           1,602
Algemene Bank Nederland N.V. Loan...........................        751             846
Department of Economic Community Development, interest at
  4.0%......................................................        321              --
Rush Township Construction Loan, interest at 3.0%...........         --             378
Daiichi Kangyo Bank term loan, interest at 3.25%............         --             115
Notes secured by equipment and capitalized leases...........        185             162
                                                                -------         -------
                                                                 56,453          40,813
Less current portion........................................       (456)           (461)
                                                                -------         -------
                                                                $55,997         $40,352
                                                                =======         =======

     On January 22, 1999, the Company entered into an $85.0 million amended and restated multicurrency credit facility (the "facility") secured by all of the Company's tangible and intangible domestic assets. The facility, as amended May 1, 1999, extends through January 2002. It allows for Cannondale U.S., Cannondale Europe and Cannondale Japan to borrow up to $65.0 million under a multicurrency revolving line of credit and provides for a $20.0 million term loan that amortizes by $10.0 million 30 months from the inception date of the facility. The facility includes a provision that permits the Company to borrow up to $10.0 million of the $65.0 million revolving line of credit on a short-term basis (less than 30 days). The outstanding borrowings consisted of U.S. dollars ($45,320,000), Dutch guilders (7,000,000) and Japanese yen (250,705,000) at July
3, 1999. The facility contains restrictive and financial covenants relating to, among other things, the payment of dividends and the repurchase of shares of the Company's common stock, and the maintenance of minimum levels of cash flow, capitalization, interest coverage and tangible net worth.

     Under the facility, the Company has the option to borrow at the following rates: (1) a variable rate that is defined as the higher of the bank prime rate or the Federal Funds Rate plus 50.0 basis points, (2) a short-term market rate that is an offered rate per annum quoted by the bank or (3) the LIBOR (London Interbank Offered Rate) applicable to the currency borrowed plus an interest rate margin (the "LIBOR margin"). At July 3, 1999, the rate(s) of outstanding borrowings under the LIBOR option were 6.70% and 6.76% for U.S. dollar borrowings, 4.31% for Dutch guilder borrowings and 1.84% for Japanese yen borrowings. The LIBOR margin (ranging from 75.0 to 170.0 basis points) is determined quarterly based upon predetermined performance criteria. The Company is obligated to pay a facility fee (ranging from 25.0 to 30.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. The LIBOR margin was 170.0 basis points at July 3, 1999. The facility fee was 30.0 basis points at July 3, 1999. The interest rate on the term loan is the LIBOR plus a margin that was 225.0 basis points at July 3, 1999, and increases to 250.0 basis points January 1, 2000, 275.0 basis points April 1, 2000 and 300 basis points July 1, 2000. The weighted average interest rate for borrowings under this facility was 6.58% at July 3, 1999.

     In June 1997, the Company entered into an unsecured, multicurrency revolving credit facility (the "credit facility"). The agreement, as amended in October 1997, extended to June 2000 and allowed the Company and its subsidiaries to borrow up to $70.0 million until September 1998, when the commitment of the lenders was to decrease by $1.25 million each quarter thereafter. The credit facility included a provision

                    CANNONDALE CORPORATION AND SUBSIDIARIES
that permitted the Company to borrow up to $10.0 million of the $70.0 million facility on a short-term basis (less than 30 days). The outstanding borrowings consisted of U.S. dollars ($27,500,000), Dutch guilders (11,000,000) and Japanese yen (250,705,000) at June 27, 1998. The credit facility required the maintenance of minimum levels of cash flow, capitalization, interest coverage and tangible net worth. Under the credit facility, the Company had the option to borrow at the following rates: (1) a variable rate that was defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points, (2) a short-term market rate (6.225% at June 27, 1998) that was an offered rate per annum quoted by the bank or (3) the LIBOR applicable to the currency borrowed plus a LIBOR margin. At June 27, 1998, the rate(s) of outstanding borrowings under the LIBOR option ranged from 6.175% to 6.44% for U.S. dollar borrowings, were 4.24% and 4.25% for Dutch guilder borrowings and was 1.29% for Japanese yen borrowings. The LIBOR margin (ranged from 30.0 to 75.0 basis points) was determined quarterly based upon predetermined performance criteria. The Company was obligated to pay a facility fee (ranged from 15.0 to 25.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. The LIBOR margin was 75.0 basis points at June 27, 1998. The facility fee was 25.0 basis points at June 27, 1998. The weighted average interest rate for borrowings under this facility was 5.74% at June 27, 1998. This credit facility was refinanced pursuant to the amended and restated multicurrency credit facility dated January 22, 1999.

     The Pennsylvania Industrial Development Authority bonds are secured by the Company's Bedford, Pennsylvania facility. The loans extend through 2013, and are payable in equal monthly payments.

     The Connecticut Development Authority loan is secured by the Company's Bethel, Connecticut headquarters and research and development facility. The interest rate is fixed at 4.65% until January 2000; thereafter, the interest rate will be adjusted annually to yield the U.S. Government Securities Ten Year Treasury. The loan is payable in monthly installments with no obligation to amortize the principal portion of the loan until February 2000. Thereafter, the loan is payable in amounts sufficient to amortize the principal balance over a fifteen-year term plus interest, with the balance due on February 1, 2008.

     The Algemene Bank of Nederland N.V. loan is secured by Cannondale Europe's factory in Oldenzaal, Netherlands. The interest rate is a variable market rate determined quarterly with a maximum of 7.55%. The interest rate was 5.30% and 6.20% at July 3, 1999 and June 27, 1998, respectively. The loan extends to May 2004 and is payable quarterly in Dutch guilders with equal principal payments plus interest, with the balance of 1,100,000 Dutch guilders (approximately $511,000 at July 3, 1999) due at the expiration of the agreement.

     The Department of Economic and Community Development loan is secured by certain pieces of machinery and equipment used for research and development by the Company. The loan extends through 2009 and is payable in equal monthly installments.

     The Rush Township Construction loan was secured by the Company's Philipsburg, Pennsylvania facility which was sold during fiscal 1999.

     The Daiichi Kangyo Bank term loan was unsecured. The loan extended through 1999, and was paid in quarterly installments.

     Capitalized lease obligations extend through 2002, and represent the present value of future minimum lease payments, discounted at rates ranging from 4.70% to 10.20%, payable in monthly installments.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     Maturities of long-term debt, including payments under capitalized lease obligations, are as follows (in thousands):

2000.......................................................  $   471
2001.......................................................      511
2002.......................................................   51,099
2003.......................................................      422
2004.......................................................      920
Thereafter.................................................    3,050
                                                             -------
                                                              56,473
Amounts representing interest on capital lease
  obligations..............................................      (20)
                                                             -------
                                                             $56,453
                                                             =======

6. INCOME TAXES

     Income (loss) before income taxes by geographic location is as follows (in thousands):

                                                 YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                JULY 3, 1999    JUNE 27, 1998    JUNE 28, 1997
                                                ------------    -------------    -------------
United States.................................     $  (22)         $  (872)         $ 7,770
Foreign.......................................      7,996           14,802           13,378
                                                   ------          -------          -------
                                                   $7,974          $13,930          $21,148
                                                   ======          =======          =======

     The income tax provision consists of the following (in thousands):

                                                 YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                JULY 3, 1999    JUNE 27, 1998    JUNE 28, 1997
                                                ------------    -------------    -------------
Current:
  Federal.....................................     $ (309)         $ (786)          $2,884
  Foreign.....................................      2,733           5,067            4,698
  State.......................................       (244)           (128)             502
                                                   ------          ------           ------
     Total current............................      2,180           4,153            8,084
                                                   ------          ------           ------
Deferred:
  Federal.....................................        (52)            412             (408)
  Foreign.....................................        (71)            (59)              36
  State.......................................         (6)             72              (70)
                                                   ------          ------           ------
     Total deferred...........................       (129)            425             (442)
                                                   ------          ------           ------
Total.........................................     $2,051          $4,578           $7,642
                                                   ======          ======           ======

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     The provision for income taxes on income before income taxes differs from the amount computed by applying the U.S. federal income tax rate (34.0%) because of the effects of the following items:

                                                 YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                JULY 3, 1999    JUNE 27, 1998    JUNE 28, 1997
                                                ------------    -------------    -------------
Tax at U.S. statutory rate....................      34.0%           34.0%            34.0%
State income taxes, net of federal benefit....      (3.2)           (0.6)             1.6
Higher (lower) effective income taxes of other
  countries...................................      (0.7)           (0.2)             0.9
Tax effect of research and development
  credit......................................      (5.0)           (1.8)            (0.5)
Other.........................................       0.6             1.5              0.1
                                                    ----            ----             ----
                                                    25.7%           32.9%            36.1%
                                                    ====            ====             ====

     The significant components of the Company's deferred tax assets and liabilities at July 3, 1999 and June 27, 1998 are as follows (in thousands):

                                                              JULY 3, 1999    JUNE 27, 1998
                                                              ------------    -------------
Deferred tax assets:
  Accounts receivable and inventory reserves................    $ 1,988          $ 1,586
  Stock option compensation.................................        304              307
  Accrued liabilities.......................................      1,119              843
  Other.....................................................        523              489
                                                                -------          -------
  Total deferred assets.....................................      3,934            3,225
                                                                -------          -------
Deferred tax liabilities:
  Tax over book depreciation................................     (1,078)            (955)
  Accounts receivable fair value adjustment.................       (858)          (1,145)
  Other.....................................................       (868)            (522)
                                                                -------          -------
  Total deferred liabilities................................     (2,804)          (2,622)
                                                                -------          -------
Net deferred tax assets.....................................    $ 1,130          $   603
                                                                =======          =======

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $31,686,000 at July 3, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some of the portion of the U.S. liability. Withholding taxes of approximately $1,716,000 would be payable upon remittance of all previously unremitted earnings at July 3, 1999.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

7. STOCK OPTIONS

     At July 3, 1999, the Company had five fixed option plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock option grants. Under APB Opinion No. 25, the Company does not recognize compensation expense since the exercise price of the options granted is equal to the market value of the Company's common stock on the date of grant.

     SFAS No. 123 requires that the Company disclose the pro-forma impact on net income and earnings per share as if compensation expense associated with employee stock options had been calculated under the fair value method for employee stock options granted subsequent to July 1, 1995. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended July 3, 1999, June 27, 1998 and June 28, 1997, respectively: an expected volatility of .43, .50 and .45, an expected term of 4.29, 4.18 and 4.66, risk-free interest rates of 4.85%, 5.50% and 6.05%, and no expected dividend yield.

     For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows (in thousands, except per share data):

                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                 JULY 3, 1999    JUNE 27,1998    JUNE 28,1997
                                                 ------------    ------------    ------------
Pro Forma Net Income...........................     $3,107          $7,000         $11,986
Pro Forma Basic Earnings Per Share.............     $  .41          $  .83         $  1.39
Pro Forma Diluted Earnings Per Share...........     $  .41          $  .80         $  1.38

     The pro-forma effect of SFAS No. 123 will be not be fully reflected until 2001 due to the inclusion of options granted only subsequent to July 1, 1995.

     The Company has five fixed option plans: the 1994 Stock Option Plan (the "1994 Plan"), the 1994 Management Stock Option Plan (the "Management Plan"), the 1995 Stock Option Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1998 Stock Option Plan (the "1998 Plan"). Under the terms of the plans, the committee administering the plans may grant options to purchase shares of the Company's common stock to officers, directors, employees, consultants and advisors for up to 2,957,500 shares. The vesting of options granted under the plans is at the discretion of the Board of Directors. Other than options granted under the 1994 Plan to purchase 373,743 shares of common stock at an exercise price of $0.34, substantially all of which vested on July 2, 1994, and options granted to new non-employee directors (1,000 on the date of election or appointment) which vest immediately, options vest over a three- to five-year period. The 1994 Plan, the Management Plan, the 1995 Plan, the 1996 Plan and the 1998 Plan terminate on December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2008, respectively.

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

     On September 3, 1998, an aggregate of 1,462,252 options to purchase common stock with exercise prices in excess of $9.31 were canceled and new options were issued in replacement thereof with exercise prices of $9.31 and terms identical to those canceled.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's stock option plans as of July 3, 1999, June 27, 1998 and June 28, 1997, and changes during the years ending on those dates is presented below:

                                                            1999                     1998                    1997
                                                   ----------------------   ----------------------   ---------------------
                                                                 WEIGHTED                 WEIGHTED                WEIGHTED
                                                                 AVERAGE                  AVERAGE                 AVERAGE
                                                                 EXERCISE                 EXERCISE                EXERCISE
                                                     SHARES       PRICE       SHARES       PRICE       SHARES      PRICE
                                                   -----------   --------   -----------   --------   ----------   --------
Outstanding at beginning of year.................    1,651,447    $14.30      1,353,204    $14.25     1,035,495    $11.71
Granted..........................................    2,208,552    $ 8.90      2,379,758    $16.30       454,196    $19.21
Exercised........................................      (17,875)   $ 8.53        (49,473)   $ 5.47       (75,900)   $ 7.44
Terminated or canceled...........................   (1,567,858)   $15.48     (2,032,042)   $16.83       (60,587)   $16.45
                                                   -----------              -----------              ----------
Outstanding at end of year.......................    2,274,266    $ 8.30      1,651,447    $14.30     1,353,204    $14.25
                                                   ===========              ===========              ==========
Options exercisable at end of year...............      874,017    $ 7.72        742,898    $11.73       509,756    $ 9.20
Weighted average fair value of options granted
  during the year................................  $      3.47              $      5.92              $     8.51

     The following table summarizes information about fixed stock options outstanding at July 3, 1999:

                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                  --------------------------------------------------   -------------------------------
                    NUMBER OF         WEIGHTED-                          NUMBER OF
    RANGE OF         OPTIONS           AVERAGE          WEIGHTED-         OPTIONS         WEIGHTED-
    EXERCISE      OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT      AVERAGE
     PRICES        JULY 3, 1999    CONTRACTUAL LIFE   EXERCISE PRICE    JULY 3, 1999    EXERCISE PRICE
----------------  --------------   ----------------   --------------   --------------   --------------
          $ 0.34      152,875            4.98             $ 0.34          152,875           $ 0.34
$ 7.41 to $ 9.69    2,108,392            8.01             $ 8.87          716,143           $ 9.27
$10.00 to $15.00       12,999            9.40             $10.56            4,999           $11.45
                    ---------                                             -------
$ 0.34 to $15.00    2,274,266            7.81             $ 8.30          874,017           $ 7.72
                    =========                                             =======

8. PROFIT SHARING PLAN

     The Company has a qualified, defined contribution savings plan covering all full-time U.S. employees who have attained the age of 18 with more than three months of service. Contributions to the plan, which are discretionary, are determined annually by the Board of Directors. There were no contributions in fiscal 1999, 1998 or 1997.

9. STOCKHOLDERS' EQUITY

     In September 1997, the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock at an aggregate price not to exceed $20.0 million. In July 1998, the Company's Board of Directors authorized a new stock repurchase program by the Company to repurchase up to 1,000,000 shares of its common stock. Shares repurchased under the new program are to be additional to the shares repurchased pursuant to the repurchase program announced in September 1997. Purchases by the Company may be made from time to time in the open market or in private transactions. The repurchase program may be suspended or discontinued at any time. Shares repurchased by the Company will be available for general corporate purposes, including issuance upon the exercise of employee stock options. At July 3, 1999, the Company had repurchased an aggregate of 1,292,900 shares of its common stock under the programs at a cost of $20.2 million.

     In November 1997, the stockholders of the Company approved an increase in its authorized shares of common stock to 40,000,000 from 18,000,000.

     In December 1997, the Company's Board of Directors adopted a Stockholders' Rights Plan pursuant to which rights to purchase shares of common stock of the Company were distributed as a dividend, one right per

                    CANNONDALE CORPORATION AND SUBSIDIARIES
share, to record owners of common stock as of the close of business on December 22, 1997, and for each share of common stock issued subsequent to that date. Each right entitles the registered holder to purchase that number of shares of common stock of the Company having a market value of two times the then applicable exercise price of the right. Subject to certain exceptions, the rights become exercisable on the earlier of ten business days following a public announcement that a person or group acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding common stock of the Company, or ten business days following the commencement or announcement by a person or group of a tender offer or exchange offer which would result in beneficial ownership of 20% or more of the common stock of the Company. In the event that the Company is acquired in a merger or other business combination or 50% or more of the Company's consolidated assets or earnings power are sold, proper provisions will be made so that each holder of a right will be entitled to receive, upon the exercise of the right, at the then applicable exercise price, that number of shares of common stock of the acquiring company that at the time of such transaction will have a market value of two times the applicable exercise price of the right. Until a right is exercised, the holder of the right will have no rights as a stockholder of the Company, including, without limitation, the right to vote, or to receive dividends. The rights expire December 22, 2007 unless extended or unless rights are redeemed by the Company.

     In September 1994, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), which is intended to allow qualified employees to purchase common stock of the Company at a discount to the market value of such common stock. A total of 348,750 shares of common stock have been reserved for issuance under the Purchase Plan. Under the terms of the Purchase Plan, the purchase price of a share of common stock is the lower of 85% of the closing price of the Company's common stock on the date the offering period begins or 85% of the closing price of the Company's common stock on the termination date of the offering period. During fiscal year 1999, employees purchased 29,345 shares of common stock pursuant to the Purchase Plan at prices ranging from $7.23 to $11.37 per share.

     At July 3, 1999 there were 2,994,327 shares of common stock reserved for the exercise of options and employee stock purchases.

10. OPERATING LEASES

     The Company and its subsidiaries lease a Cessna Citation Jet, computer software and hardware and other office and factory equipment under long-term operating leases with varying terms. The aggregate future minimum lease payments under noncancellable operating leases with initial or remaining lease terms of greater than one year are as follows (in thousands):

2000........................................................  $1,161
2001........................................................     767
2002........................................................     428
2003........................................................     425
2004 and after..............................................     726
                                                              ------
                                                              $3,507
                                                              ======

     Rent expense amounted to $1,582,000, $2,052,000 and $2,273,000 in fiscal 1999, 1998 and 1997, respectively.

     During the third quarter of fiscal 1999, the Company entered into a $2.9 million sale-leaseback transaction for its Cessna Citation Jet aircraft. The sale resulted in a gain of $131,000 which was deferred and is being amortized over the five-year term of the lease. The lease provides the Company with the option to terminate the lease before the end of the lease term for predetermined amounts without penalty. At the end of the lease term, the Company can purchase the equipment for 90% of its original cost, renew the lease for the

                    CANNONDALE CORPORATION AND SUBSIDIARIES
then fair market value rental or sell the aircraft to a third party. If the proceeds from the sale of the aircraft are less than 90% of the purchase price, the Company shall make a final payment in the amount of the deficiency not to exceed 72% of the original cost. The related lease is being accounted for as an operating lease and will result in rent expense of approximately $273,000 annually.

11. FINANCIAL INSTRUMENTS

  Balance Sheet Financial Instruments

     At July 3, 1999, the carrying value of financial instruments such as cash, trade receivables and payables approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of the Company's borrowings under its variable rate short- and long-term credit agreements approximate their fair value. The carrying value of the Company's other long-term debt, which approximates its fair value, is estimated based on expected future cash flows, discounted at current rates for the same or similar issues.

  Forward Foreign Exchange Contracts

     At July 3, 1999 and June 27, 1998, the Company had approximately $10.4 and $10.3 million, respectively, of forward exchange contracts outstanding to exchange European, Japanese, Australian, Canadian and U.S. currencies to reduce exposures to foreign currency risk. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange, at maturity, various currencies for U.S. dollars and Dutch guilders at rates agreed to at the inception of the contracts. At July 3, 1999, the net gain deferred from hedging firm sale and purchase commitments was not significant and will be recognized in earnings during fiscal 2000. Deferred gains and losses are included in prepaid expenses and other current assets, and are recognized in earnings when the future sales and purchases occur. At July 3, 1999, the carrying value of the Company's foreign currency forward contracts, which approximates their fair value, is the amount at which the contracts could be settled based on quotes provided by major financial institutions.

     The Company's credit risk in these transactions is the cost of replacing these contracts at current market rates in the event of default by a counterparty, which is typically a major international financial institution. Additionally, market risk exists during the period between the date of the contract and its designation as an effective hedge for financial reporting purposes. The Company believes that its exposure to credit risk and market risk in these transactions is not significant in relation to earnings.

     The Company uses borrowings of Japanese yen and Dutch guilders to hedge its net investments in its foreign subsidiaries. The Company had outstanding borrowings of 251.0 million Japanese yen (approximately $2,072,000 and $1,766,000 at July 3, 1999 and June 27, 1998, respectively) and 7.0 million Dutch guilders (approximately $3,252,000 and $3,433,000 at July 3, 1999 and June 27, 1998, respectively). Gains and losses on hedges of net investments are recognized as a component of accumulated other comprehensive income in stockholders' equity.

  Interest Rate Swaps

     In April 1998, the Company entered into two five year interest rate swap agreements with a total notional principal amount of $20.0 million to manage interest costs associated with changing interest rates. These agreements convert underlying variable-rate debt based on the LIBOR under the Company's multicurrency revolving line of credit to fixed-rate debt with an interest rate of 6.05%. The fair value of the Company's interest rate swap agreements, based on estimates received from financial institutions, would have required the financial institutions to pay the Company approximately $47,000 to settle these agreements on July 2, 1999.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

12. OTHER INCOME

     Other income primarily consists of finance charges relating to accounts receivable, which totaled $529,000, $885,000 and $810,000 for fiscal 1999, 1998 and 1997, respectively, foreign currency gains (losses) of ($78,000), ($232,000) and $33,000 for fiscal 1999, 1998 and 1997, respectively and for fiscal 1999 interest income of $804,000 related to a related party loan.

13. OPERATIONS BY INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

     In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method the Company uses in reporting information about its operating segments. As a result of the adoption, segment information for 1998 and 1997 has been restated to conform to the 1999 presentation.

     The Company's reportable segments are Bicycles and Motorcycles. The Company operates predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle related products are aggregated in the bicycle segment. The Company has also developed a line of motocross motorcycles, which is in the start-up stage of operations, and for which no revenues have been generated as of July 3, 1999.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     Summarized segment data is as follows (in thousands):

                                                        YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                       JULY 3, 1999    JUNE 27, 1998    JUNE 28, 1997
                                                       ------------    -------------    -------------
Net Sales From External Customers:
  Bicycles...........................................    $176,819        $171,496         $162,496
  Motorcycles........................................          --              --               --
                                                         --------        --------         --------
                                                         $176,819        $171,496         $162,496
                                                         ========        ========         ========
Operating Income (Loss):
  Bicycles...........................................    $ 17,278        $ 17,306         $ 21,879
  Motorcycles........................................      (5,907)         (2,034)              --
                                                         --------        --------         --------
                                                         $ 11,371        $ 15,272         $ 21,879
                                                         ========        ========         ========
Identifiable Assets:
  Bicycles...........................................    $153,072        $152,018         $127,284
  Motorcycles........................................       9,307             259               --
                                                         --------        --------         --------
                                                         $162,379        $152,277         $127,284
                                                         ========        ========         ========
Capital Expenditures:
  Bicycles...........................................    $  6,190        $ 16,503         $  9,766
  Motorcycles........................................       9,067             259               --
                                                         --------        --------         --------
                                                         $ 15,257        $ 16,762         $  9,766
                                                         ========        ========         ========
Depreciation and Amortization Expense:
  Bicycles...........................................    $  5,721        $  4,054         $  3,211
  Motorcycles........................................          61              --               --
                                                         --------        --------         --------
                                                         $  5,782        $  4,054         $  3,211
                                                         ========        ========         ========

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     The Company evaluates performance of its segments based on profit or loss from operations. The amounts below are not allocated between the segments.

                                                 YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                JULY 3, 1999    JUNE 27, 1998    JUNE 28, 1997
                                                ------------    -------------    -------------
Total operating income for reportable
  segments....................................    $11,371          $15,272          $21,879
Other income (expense):
  Interest expense............................     (4,557)          (1,995)          (1,574)
  Other income................................      1,160              653              843
                                                  -------          -------          -------
                                                   (3,397)          (1,342)            (731)
                                                  -------          -------          -------
Income before income taxes....................    $ 7,974          $13,930          $21,148
                                                  =======          =======          =======

     Summarized data by geographic area is as follows (in thousands):

                                                 YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                JULY 3, 1999    JUNE 27, 1998    JUNE 28, 1997
                                                ------------    -------------    -------------
Net Sales From External Customers(a):
  United States...............................    $ 72,413        $ 75,193         $ 80,542
  Other European countries....................      59,008          52,603           43,478
  Germany.....................................      26,639          25,382           23,569
  All other countries.........................      18,759          18,318           14,907
                                                  --------        --------         --------
                                                  $176,819        $171,496         $162,496
                                                  ========        ========         ========
Long-Lived Assets(b):
  United States...............................    $ 54,798        $ 37,937         $ 21,905
  Netherlands.................................       2,886           3,141            2,949
  All other countries.........................         449             380              522
                                                  --------        --------         --------
                                                  $ 58,133        $ 41,458         $ 25,376
                                                  ========        ========         ========

---------------
(a) Net Sales are attributed to countries based on location of customer.

(b) Long-lived assets are located in the respective geographic regions.

     At July 3, 1999, the net assets of Cannondale Europe, Cannondale Japan and Cannondale Australia were $25,350,000, $1,442,000 and $1,022,000, respectively.

14. CAPITALIZATION OF COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which was adopted by the Company as of the beginning of its fourth fiscal quarter of 1999, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. In the prior year, the Company expensed such costs as incurred. SOP 98-1 requires companies to adopt its provisions as of the beginning of the fiscal year and restate previously reported interim results. The effect of this accounting change was to increase net income for the fiscal year ended July 3, 1999 by $322,000 ($0.04 per share). In addition, the

                    CANNONDALE CORPORATION AND SUBSIDIARIES

Company restated previously reported 1999 quarterly earnings as follows (in thousands, except per share data):

                                         THREE MONTHS    THREE MONTHS    SIX MONTHS    THREE MONTHS   NINE MONTHS
                                            ENDED           ENDED          ENDED          ENDED          ENDED
                                        SEPTEMBER 27,    DECEMBER 27,   DECEMBER 27,    MARCH 27,      MARCH 27,
                                             1998            1998           1998           1999          1999
                                        --------------   ------------   ------------   ------------   -----------
Previously reported earnings..........      $ 712           $1,775         $2,487         $2,317        $4,804
Change in accounting for internal use
  software............................         83               74            157             53           210
                                            -----           ------         ------         ------        ------
Adjusted earnings.....................      $ 795           $1,849         $2,644         $2,370        $5,014
                                            =====           ======         ======         ======        ======
Previously reported basic earnings per
  share...............................      $0.09           $ 0.24         $ 0.33         $ 0.31        $ 0.64
Adjusted basic earnings per share.....      $0.10           $ 0.25         $ 0.35         $ 0.32        $ 0.67
Previously reported diluted earnings
  per share...........................      $0.09           $ 0.23         $ 0.32         $ 0.30        $ 0.62
Adjusted diluted earnings per share...      $0.10           $ 0.24         $ 0.34         $ 0.31        $ 0.65

15. RELATED PARTY TRANSACTIONS

     In April 1998, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $2.0 million to enable him to meet certain tax obligations. In June 1998, the Company agreed to provide Mr. Montgomery with an additional loan in the principal amount of $10.0 million for the purchase of certain real property, which loan has been combined with the previous $2.0 million loan made in April 1998. The loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and a mortgage on such real property. The principal balance of the outstanding loan to Mr. Montgomery was $12.0 million at July 3, 1999. The Company has agreed to defer the interest payment of approximately $900,000 payable by Mr. Montgomery to the Company due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery is obligated to sell 75,000 shares of his stock in the Company per quarter commencing in the Company's third quarter of fiscal 2000. The net proceeds of such sales will be remitted to the Company to pay the deferred interest. The stock selling program by Mr. Montgomery is subject to applicable securities laws and other restrictions which may preclude Mr. Montgomery from selling a total of 75,000 shares per quarter. This selling program will continue until the balance of the deferred interest is paid by Mr. Montgomery in its entirety.

     On June 30, 1998, the Company purchased a Cessna Citation Jet aircraft from JSM, Inc. ("JSM"), a corporation of which Mr. Montgomery is the sole stockholder, for $2.8 million and terminated its lease with JSM for the rental of the same aircraft. The purchase price of the Cessna Citation Jet aircraft was determined by the Company based on independent valuations of the market value of the aircraft. The Company also assumed the obligations of JSM Aviation, LLC ("JSM LLC"), a Connecticut limited liability company in which Mr. Montgomery and a director of the Company are each members, as sublessee under a hangar lease which houses the Cessna Citation jet aircraft. As part of the assumption of the hangar lease obligations, the Company reimbursed JSM LLC $160,922 for the cost of certain leasehold improvements made to the hangar by JSM LLC. The Company uses the Cessna Citation Jet aircraft largely for transporting personnel between its Connecticut headquarters and its Pennsylvania manufacturing facilities, and anticipates that it will have an increased need for an aircraft in connection with the growth of the business. In connection with the purchase of the Cessna Citation Jet aircraft, the Company also purchased, for $500,000, JSM's right to acquire a Learjet aircraft. JSM had entered into a contract with Learjet, Inc. ("Learjet") to purchase an aircraft, and had paid Learjet $500,000 as a deposit with respect to such purchase. The Company has assumed JSM's rights and obligations under this contract. In connection with these transactions, JSM obtained a right of first

                    CANNONDALE CORPORATION AND SUBSIDIARIES
refusal with respect to the Cessna Citation Jet aircraft and the Learjet aircraft under certain circumstances. It is not the intention of the Company to operate both the Cessna Citation Jet aircraft and the Learjet aircraft simultaneously.

     During the third quarter of fiscal 1999, the Company entered into a $2.9 million sale-leaseback transaction for the Cessna Citation Jet (See Note 10). The lease provides JSM with the right of first refusal should the Company purchase the aircraft pursuant to the terms of the lease agreement.

     The Company has provided two officers of the Company with interest-free loans to enable them to purchase homes in the vicinity of the Company's headquarters. As of July 3, 1999, $650,000 and $125,000 had been loaned to the two officers. The loans mature on December 29, 2006 and September 1, 2007, at which dates the entire principal balance of each of the respective loans is due. The loans are secured by mortgages on the officer's residences. In addition, during fiscal 1999, another officer received an advance of $80,000 against his future salary. This advance was still outstanding at July 3, 1999.

     During fiscal 1998, construction of the Company's headquarters and research and development facility and the expansion of its manufacturing facility was completed. During fiscal 1999, the construction of the Company's new motorcycle manufacturing facility was completed. The Company contracted an entity controlled by a director of the Company to act as the general contractor for the construction of these projects. The Company paid the entity approximately $6.3 million and $5.6 million for the construction of these facilities during the fiscal years ended July 3, 1999 and June 27, 1998, respectively. At July 3, 1999, the Company owed the entity a final payment of approximately $131,000 for the construction of the motorcycle manufacturing facility.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Cannondale Corporation and Subsidiaries

We have audited the consolidated financial statements of Cannondale Corporation as of July 3, 1999 and June 27, 1998, and for the years ended July 3, 1999, June 27, 1998 and June 28, 1997, and have issued our report thereon dated August 10, 1999, except for the first paragraph of Note 15, as to which the date is September 30, 1999 (included elsewhere in this Annual Report). Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 10, 1999

                                                                     SCHEDULE II

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                                    -------------------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                     BEGINNING OF   COSTS AND       OTHER                        END OF
            DESCRIPTION                 PERIOD       EXPENSES      ACCOUNTS    DEDUCTIONS        PERIOD
            -----------              ------------   ----------    ----------   ----------      ----------
                                                                (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS,
  RETURNS, DISCOUNTS AND LATE
  CHARGES
  Year ended June 28, 1997.........     $5,238        $5,545         $(34)      $(4,317)(1)     $ 6,432
                                        ======                                                  =======
  Year ended June 27, 1998.........     $6,432        $7,586         $ (5)      $(5,534)(1)     $ 8,479
                                        ======                                                  =======
  Year ended July 3, 1999..........     $8,479        $9,297         $  4       $(7,706)(1)     $10,074
                                        ======                                                  =======
RESERVE FOR OBSOLETE INVENTORY
  Year ended June 28, 1997.........     $1,415        $1,484         $(43)      $(1,787)(2)     $ 1,069
                                        ======                                                  =======
  Year ended June 27, 1998.........     $1,069        $1,425         $(39)      $(1,649)(2)     $   806
                                        ======                                                  =======
  Year ended July 3, 1999..........     $  806        $2,309         $  5       $(1,459)(2)     $ 1,661
                                        ======                                                  =======

---------------
(1) Discounts, late charges and uncollectible accounts written off, net of recoveries.

(2) Inventory disposed.

                                 EXHIBIT INDEX

                                                                              SEQUENTIALLY
                                                                                NUMBERED
EXHIBIT NO.                           DESCRIPTION                                PAGES
-----------                           -----------                             ------------
 3.1(i)       Form of Amended and Restated Certificate of Incorporation of
              the Company. (Filed as Exhibit 3.2 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
 3.1.1(i)     Certificate of Amendment to Restated Certificate of
              Incorporation, effective as of November 17, 1997. (Filed as
              Exhibit 4.2 to the Registrant's Registration Statement on
              Form S-8, Registration No. 333-40879).+
 3.1(ii)      Amended and Restated Bylaws of the Company. (Filed as
              Exhibit 3.1(ii) to the Registrant's Form 10-Q for the
              quarterly period ended March 27, 1999).+
 4.1          Rights Agreement, dated December 22, 1997, between the
              Company and BankBoston, N.A., as Rights Agent. (Filed with the Registrants's Form 8-K filed on December 23, 1997).+
 4.2          1994 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.2 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.3          1994 Management Stock Option Plan, as amended as of February
              5, 1998. (Filed as Exhibit 4.3 to the Registrant's Form 10-K
              for the fiscal year ended June 27, 1998).+
 4.4          1995 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.4 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.5          1996 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.5 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.6          1998 Stock Option Plan. (Filed as Exhibit 4.10 to the
              Registrant's Registration Statement on Form S-8,
              Registration No. 333-72121).+
10.1          First Amendment to Amended and Restated Credit Agreement,
              dated as of May 1, 1999, among the Company and NationsBank
              N.A., as Administrative Agent, Fronting Bank, Documentation
              Agent and Swingline Bank and Fleet National Bank, The Chase
              Manhattan Bank, State Street Bank and Trust Company and
              BankBoston, N.A.*
10.2          Amended and Restated Credit Agreement, dated as of January
              22, 1999, among the Company and NationsBank N.A., as
              Administrative Agent, Fronting Bank, Documentation Agent and
              Swingline Bank and Fleet National Bank, The Chase Manhattan
              Bank, State Street Bank and Trust Company and BankBoston,
              N.A. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q
              for the quarterly period ended March 27, 1999).+
10.3          Installment Sales Agreement, dated August 28, 1981, between the Company and Bedford Development Council. Amendments to
              Installment Sales Agreement, dated May 29, 1987, September
              1, 1988 and October 26, 1993. Assignment of Fifth
              Supplemental Installment Sale Agreement, dated October 26,
              1993, from Bedford Development Council to The Pennsylvania
              Industrial Development Authority. (Filed as Exhibit 10.7 to
              the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+

                                                                              SEQUENTIALLY
                                                                                NUMBERED
EXHIBIT NO.                           DESCRIPTION                                PAGES
-----------                           -----------                             ------------
10.4          Consent, Subordination and Assumption Agreements, between
              the Company and Bedford Development Council, in favor of The
              Pennsylvania Industrial Development Authority, dated August
              28, 1981, May 7, 1982, May 11, 1983, May 29, 1987, September
              1, 1988, and October 26, 1993. (Filed as Exhibit 10.8 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.5          Installment Sale Agreement, dated April 27, 1994, between
              the Company and Bedford Development Council. Assignment,
              dated April 27. 1994, from Bedford Development Council to
              Pennsylvania Industrial Development Authority. (Filed as
              Exhibit 10.9 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.6          Consent, Subordination and Assumption Agreement, dated April
              27, 1994, between the Company and Bedford Development
              Council, in favor of The Pennsylvania Industrial Development
              Authority. (Filed as Exhibit 10.10 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.7          Loan Agreement, dated November 10, 1989, between the Company and Rush Township, Commonwealth of Pennsylvania. (Filed as
              Exhibit 10.11 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.8          Promissory Note, dated November 10, 1989, from the Company to Rush Township, Commonwealth of Pennsylvania. (Filed as
              exhibit 10.12 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.9          Mortgage, dated November 10, 1989, from the Company to Rush
              Township, Commonwealth of Pennsylvania. Assignment of Note
              and Mortgage, dated June 30, 1989, from Rush Township,
              Commonwealth of Pennsylvania to Pennsylvania Department of
              Commerce. (Filed as Exhibit 10.13 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.10         Loan Agreement, dated July 24, 1990, between the Company and
              Rush Township, Commonwealth of Pennsylvania. (Filed as
              Exhibit 10.14 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.11         Promissory Note, dated July 24, 1990, from the Company to
              Rush Township, Commonwealth of Pennsylvania. (Filed as
              Exhibit 10.15 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.12         Mortgage, dated July 24, 1990, from the Company to Rush
              Township Commonwealth of Pennsylvania. (Filed as Exhibit
              10.16 to the Registrant's Registration Statement on Form
              S-1, Registration No. 33-84566).+
10.13         Installment Sales Agreement, dated December 4, 1990, between the Company and Moshannon Valley Economic Development
              Partnership. Assignment, dated December 4, 1990, from
              Moshannon Valley Economic Development Partnership to The
              Pennsylvania Industrial Development Authority. (Filed as
              Exhibit 10.17 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+

                                                                              SEQUENTIALLY
                                                                                NUMBERED
EXHIBIT NO.                           DESCRIPTION                                PAGES
-----------                           -----------                             ------------
10.14         Mortgage Subordination Agreement, dated December 4, 1990,
              among the Company, Moshannon Valley Economic Development
              Partnership, Rush Township, Commonwealth of Pennsylvania,
              and The Pennsylvania Industrial Development Authority.
              (Filed as Exhibit 10.18 to the Registrant's Form S-1,
              Registration No. 33-84566).+
10.15         Consent, Subordination and assumption Agreement, dated
              December 4, 1990, between the Company and Moshannnon Valley
              Economic Development Partnership, in favor of The
              Pennsylvania Industrial Development Authority. (Filed as
              Exhibit 10.19 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.16         Loan Agreement, dated February 1, 1992, between the Company and Moshannon Valley Economic Development Partnership.
              (Filed as Exhibit 10.20 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-84566).+
10.17         Installment Judgment Note, dated February 1, 1992, from the
              Company to Moshannon Valley Economic Development
              Partnership. (Filed as Exhibit 10.21 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.18         Chattel Mortgage Security Agreement, dated February 1, 1992, between the Company and Moshannon Valley Economic
              Development Partnership. (Filed as Exhibit 10.22 to the
              Registrant's Form S-1, Registration No. 33-84566).+
10.19         Business Infrastructure Development Loan Agreement, dated
              June 30, 1989, among the Company, Pennsylvania Department of
              Commerce and Rush Township, Commonwealth of Pennsylvania.
              (Filed as Exhibit 10.23 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-84566).+
10.20         Promissory Note, dated June 30, 1989, from the Company to
              Pennsylvania Department of Commerce. Amendment to Promissory
              Note, dated February 1, 1992, from the company to
              Pennsylvania Department of Commerce. (Filed as Exhibit 10.24
              to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.21         Escrow Agreement, dated June 30, 1989, among the Company,
              Rush Township, Commonwealth of Pennsylvania, Pennsylvania
              Department of Commerce and MidState Bank and Trust Company.
              (Filed as Exhibit 10.25 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-84566).+
10.22         Mortgage, dated July 23, 1991, from Cannondale Europe, B.V.
              to Algemene-Bank Netherlands B.V. (In Dutch, with English
              summary). (Filed as Exhibit 10.26 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.23         Financing Lease, dated May 31, 1991, between ABN Onroerend
              Goed Lease B.V., as lessor, and Cannondale Europe B.V., as lessee. (In Dutch, with English translation). (Filed as
              Exhibit 10.27 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.24         Credit Agreement, dated February 5, 1998, between Cannondale
              Europe B.V. and ABN AMRO Bank N.V. (Filed as Exhibit 10.1.11
              to the Registrant's Form 10-Q for the quarterly period ended
              March 28, 1998).+

                                                                              SEQUENTIALLY
                                                                                NUMBERED
EXHIBIT NO.                           DESCRIPTION                                PAGES
-----------                           -----------                             ------------
10.25         Loan Agreement, dated September 1, 1992, between Cannondale
              Japan KK and The Dai-Ichi Kangyo Bank, Ltd. (In Japanese,
              with English translation). (Filed as Exhibit 10.30 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.26         Guarantee Agreement, dated August 7, 1992, from the Company to The Dai-Ichi Kangyo Bank, Ltd. (Filed as Exhibit 10.30.1
              to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.27         Master Lease Agreement, dated April 11, 1994, between United
              States Leasing Corporation and the Company. (Filed as
              Exhibit 10.32 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.28         Employment Agreement, dated January 3, 1994, between the
              Company and William A. Luca. (Filed as Exhibit 10.48 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.29         Employee Patent and Confidential Information Agreement,
              dated August 20, 1982, between the Company and Daniel C.
              Alloway. (Filed as Exhibit 10.49 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.30         Employment Agreement, dated June 6, 1994, between the
              Company and Leonard Konecny. (Filed as Exhibit 10.53 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.31         Cannondale Corporation 401(k) Profit Sharing Plan. (Filed as
              Exhibit 10.54 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.32         Cannondale Corporation Employee Stock Purchase Plan. (Filed
              as Exhibit 4.4 to the Registrant's Registration Statement on
              Form S-8, Registration No. 333-40879).+
10.33         Form of Indemnification Agreement between the Company and
              each of its directors and officers. (Filed as Exhibit 10.60 to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.34         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and William A. Luca.
              (Filed as Exhibit 10.68 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.35         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and Joseph S.
              Montgomery. (Filed as Exhibit 10.68.1 to the Registrant's
              Form 10-Q for the quarterly period ended March 28, 1998).+
10.36         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and John Moriarty.
              (Filed as Exhibit 10.68.2 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.37         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and Daniel C. Alloway.
              (Filed as Exhibit 10.68.3 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.38         Cannondale Corporation Change of Control Separation Plan A.
              (Filed as Exhibit 10.68.4 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+

                                                                              SEQUENTIALLY
                                                                                NUMBERED
EXHIBIT NO.                           DESCRIPTION                                PAGES
-----------                           -----------                             ------------
10.39         Cannondale Corporation Change of Control Separation Plan B.
              (Filed as Exhibit 10.68.5 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
21            Subsidiaries of the Registrant.*
23            Consent of Independent Auditors.*
24            Power of Attorney (appears on signature page).*
27.1          Financial Data Schedule For Fiscal Year Ended July 3, 1999.*
27.2          Restated Financial Data Schedules for the Nine-Month,
              Six-Month and Three-Month Periods Ended March 27, 1999,
              December 26, 1998 and September 26, 1998, respectively.*

---------------

+ Incorporated by reference.

* Filed herewith.