Form 10-Q
period 1999-10-02
CANNONDALE CORP /
filed 1999-11-16
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 2, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ---     ---

The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of November 10, 1999 was 7,491,421.

                                      INDEX


                                                                                             Page
                                                                                             ----
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of October 2 1999, July
                     3, 1999 and September 26, 1998                                            1

                  Condensed Consolidated Statements of Operations for the three
                     months ended October 2, 1999 and September 26, 1998                       2

                  Condensed Consolidated Statements of Cash Flows for the three
                     months ended October 2, 1999 and September 26, 1998                       3

                  Notes to Condensed Consolidated Financial Statements                         4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        9



Part II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K                                           13

Signature                                                                                     14

                          PART I FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            OCTOBER 2, 1999      JULY 3, 1999    SEPTEMBER 26, 1998
                                                            ---------------      ------------    ------------------
                                                              (UNAUDITED)                           (UNAUDITED)
ASSETS
Current assets:
    Cash .............................................         $   2,089          $   3,300          $   2,407
    Trade accounts receivable, less allowances of
       $9,368, $10,074 and $8,747 ....................            53,425             59,379             57,075
    Inventory ........................................            33,752             33,165             46,404
    Deferred income taxes ............................             4,116              2,749              3,312
    Prepaid expenses and other current assets ........             3,976              4,827              5,425
    Interest receivable from a related party .........             1,071                827                 94
                                                               ---------          ---------          ---------
Total current assets .................................            98,429            104,247            114,717
Property, plant and equipment, net ...................            40,460             41,377             37,000
Notes receivable and advances to related parties .....            12,891             12,919             12,665
Other assets .........................................             3,585              3,836              3,071
                                                               ---------          ---------          ---------
Total assets .........................................         $ 155,365          $ 162,379          $ 167,453
                                                               =========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .................................         $  14,843          $  17,329          $  16,759
    Revolving credit advances ........................             2,271                882              2,022
    Income taxes payable .............................                --              2,252              2,431
    Warranty and other accrued expenses ..............             8,174              8,434              7,613
    Current installments of long-term debt ...........               485                456                560
                                                               ---------          ---------          ---------
Total current liabilities ............................            25,773             29,353             29,385
Long-term debt, less current installments ............            52,855             55,997             63,261
Deferred income taxes ................................             1,614              1,619              1,561
Other noncurrent liabilities .........................               449                400                275
                                                               ---------          ---------          ---------
Total liabilities ....................................            80,691             87,369             94,482
                                                               ---------          ---------          ---------

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 40,000,000
       Issued shares - 8,784,321, 8,784,308 and
         8,741,579 ...................................                88                 88                 87
    Additional paid-in capital .......................            57,809             57,815             57,355
    Retained earnings ................................            39,843             41,328             36,200
    Less 1,292,900 shares in treasury at cost ........           (20,162)           (20,162)           (20,162)
    Accumulated other comprehensive income ...........            (2,904)            (4,059)              (509)
                                                               ---------          ---------          ---------
Total stockholders' equity ...........................            74,674             75,010             72,971
                                                               ---------          ---------          ---------
Total liabilities and stockholders' equity ...........         $ 155,365          $ 162,379          $ 167,453
                                                               =========          =========          =========





                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                           OCTOBER 2,           SEPTEMBER 26,
                                                                              1999                   1998
                                                                              ----                   ----
                                                                          (UNAUDITED)            (UNAUDITED)
Net sales ........................................................         $ 36,009               $ 42,218
Cost of sales ....................................................           25,736                 27,614
                                                                           --------               --------
Gross profit .....................................................           10,273                 14,604
                                                                           --------               --------

Expenses:
     Selling, general and administrative .........................            9,348                 10,542
     Research and development ....................................            2,424                  2,153
                                                                           --------               --------
                                                                             11,772                 12,695
                                                                           --------               --------
Operating income (loss) ..........................................           (1,499)                 1,909
                                                                           --------               --------
Other income (expense):
     Interest expense ............................................           (1,042)                  (839)
     Other income ................................................              221                    136
                                                                           --------               --------
                                                                               (821)                  (703)
                                                                           --------               --------

Income (loss) before income taxes ................................           (2,320)                 1,206
Income tax benefit (expense) .....................................              835                   (411)
                                                                           --------               --------
Net income (loss) ................................................         $ (1,485)              $    795
                                                                           ========               ========

Basic earnings (loss) per share ..................................         $  (0.20)              $   0.10
                                                                           ========               ========

Diluted earnings (loss) per share ................................         $  (0.20)              $   0.10
                                                                           ========               ========





                             See accompanying notes

                   CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                      THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                       OCTOBER 2, 1999       SEPTEMBER 26, 1998
                                                                       ---------------       ------------------
                                                                         (UNAUDITED)             (UNAUDITED)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .............         $  1,349                $ (2,417)
                                                                          --------                --------

INVESTING ACTIVITIES:
Loans provided to related parties ...............................               --                 (10,000)
Proceeds from repayments of loans provided to related parties ...               28                      23
Capital expenditures ............................................           (1,464)                 (3,833)
Proceeds from sale of equipment and buildings ...................              633                   1,389
                                                                          --------                --------
Net cash used in investing activities ...........................             (803)                (12,421)
                                                                          --------                --------

FINANCING ACTIVITIES:
Net proceeds from (used in) issuance of common stock ............               (6)                     52
Proceeds from issuance of long-term debt ........................               --                     400
Payments for the purchase of treasury stock .....................               --                  (7,745)
Net proceeds from (repayments of) borrowings under short-term
             revolving credit agreements ........................            1,242                    (266)
Net proceeds from (repayments of) borrowings under long-term
             debt and capital lease agreements ..................           (3,156)                 22,458
                                                                          --------                --------
Net cash provided by (used in) financing activities .............           (1,920)                 14,899
                                                                          --------                --------
Effect of exchange rate changes on cash .........................              163                    (685)
                                                                          --------                --------
Net decrease in cash ............................................           (1,211)                   (624)
Cash at beginning of period .....................................            3,300                   3,031
                                                                          --------                --------
Cash at end of period ...........................................         $  2,089                $  2,407
                                                                          ========                ========




                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 3, 1999 included in the Company's Annual Report on Form 10-K.

Reclassifications

         Certain fiscal 1999 amounts have been reclassified to conform to the current year's presentation.

2.  INVENTORY

The components of inventory are as follows (in thousands):

                                            OCTOBER 2,                        SEPTEMBER 26,
                                              1999          JULY 3, 1999          1998
                                           -----------      ------------      -------------
                                           (UNAUDITED)                         (UNAUDITED)

Raw materials .....................         $ 19,408          $ 17,723          $ 27,393
Work-in-process ...................            2,404             2,110             3,181
Finished goods ....................           14,041            14,993            17,178
                                            --------          --------          --------
                                              35,853            34,826            47,752
Less reserve for obsolete
 inventory.........................           (2,101)           (1,661)           (1,348)
                                            --------          --------          --------
                                            $ 33,752          $ 33,165          $ 46,404
                                            ========          ========          ========

'                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.  EARNINGS PER SHARE AMOUNTS

         The following table is an illustration of the reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share computations and other related disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (in thousands, except earnings per share data):

                                                                                                   THREE MONTHS       THREE MONTHS
                                                                                                      ENDED               ENDED
                                                                                                    OCTOBER 2,        SEPTEMBER 26,
                                                                                                       1999               1998
                                                                                                       ----               ----
                                                                                                    (UNAUDITED)       (UNAUDITED)
NUMERATOR:
Numerator for basic and diluted earnings (loss) per share - income
   (loss) available to common stockholders ..........................................               $   (1,485)        $  795
                                                                                                    ==========         ======
DENOMINATOR:
Denominator for basic earnings (loss) per share - weighted-average shares............                    7,492          7,682
Effect of dilutive securities:
   Employee stock options ...........................................................                       --            162
                                                                                                    ----------         ------
Denominator for diluted earnings (loss) per share - adjusted
   weighted-average shares and assumed conversions ..................................                    7,492          7,844
                                                                                                    ==========         ======

Basic earnings (loss) per share .....................................................               $    (0.20)        $ 0.10
                                                                                                    ==========         ======
Diluted earnings (loss) per share ...................................................               $    (0.20)        $ 0.10
                                                                                                    ==========         ======

         The following table sets forth the options to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted earnings (loss) per share. For the first quarter of fiscal 2000, inclusion of such options would result in an antidilutive effect due to the net loss incurred by the Company; for the first quarter of fiscal 1999, the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect was antidilutive:

                                                                                         OPTIONS          RANGE OF EXERCISE PRICES
                                                                                         -------          ------------------------
THREE MONTHS ENDED OCTOBER 2, 1999 .................................                    2,344,447             $ 0.34 - $15.00
THREE MONTHS ENDED SEPTEMBER 26, 1998 ..............................                    1,188,888             $12.50 - $16.56

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  COMPREHENSIVE INCOME

         Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income (loss) is as follows, net of tax (in thousands):

                                                                                              THREE MONTHS           THREE MONTHS
                                                                                                  ENDED                  ENDED
                                                                                                OCTOBER 2,             SEPTEMBER 26,
                                                                                                  1999                     1998
                                                                                                  ----                     ----
                                                                                               (UNAUDITED)             (UNAUDITED)


Net income (loss) .........................................................                     $(1,485)                  $   795
Foreign currency translation gain, net of tax .............................                       1,155                     1,631
                                                                                                -------                   -------
Total comprehensive income (loss) .........................................                     $  (330)                  $ 2,426
                                                                                                =======                   =======

         The component of accumulated other comprehensive income is as follows, net of tax (in thousands):

                                                                               OCTOBER 2,              JULY 3,        SEPTEMBER 26,
                                                                                 1999                   1999              1998
                                                                                 ----                   ----              ----
                                                                             (UNAUDITED)                              (UNAUDITED)

Foreign currency translation adjustments, net of tax .............              $(2,904)              $(4,059)          $  (509)
                                                                                -------               -------           -------
Accumulated other comprehensive income ...........................              $(2,904)              $(4,059)          $  (509)
                                                                                =======               =======           =======

5.  OPERATIONS BY INDUSTRY SEGMENTS

         In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are Bicycles and Motorcycles. The Company operates predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle-related products are aggregated in the Bicycle segment. The Company has also developed a motocross motorcycle, which is in the start-up stage of operations, and for which no revenues have been generated as of October 2, 1999.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




         Summarized segment data is as follows (in thousands):

                                                                                        THREE MONTHS          THREE MONTHS
                                                                                            ENDED                 ENDED
                                                                                          OCTOBER 2,           SEPTEMBER 26,
                                                                                             1999                   1998
                                                                                             ----                   ----
                                                                                          (UNAUDITED)           (UNAUDITED)

Net sales from external customers:
     Bicycles ........................................................                      $ 36,009                $ 42,218
     Motorcycles .....................................................                            --                      --
                                                                                            --------                --------
                                                                                            $ 36,009                $ 42,218
                                                                                            ========                ========
Operating income (loss):
     Bicycles ........................................................                      $   (196)               $  2,878
     Motorcycles .....................................................                        (1,303)                   (969)
                                                                                            --------                --------
                                                                                            $ (1,499)               $  1,909
                                                                                            ========                ========

         The Company evaluates performance of its segments based on profit or loss from operations. The amounts below are not allocated between the segments (in thousands):

                                                                                              THREE MONTHS    THREE MONTHS
                                                                                                  ENDED           ENDED
                                                                                                OCTOBER 2,     SEPTEMBER 26,
                                                                                                   1999            1998
                                                                                                   ----            ----
                                                                                                (UNAUDITED)     (UNAUDITED)

Total operating income (loss) for reportable segments ........................                   $(1,499)          $ 1,909

Other income (expense):
   Interest expense ..........................................................                    (1,042)             (839)
   Other income ..............................................................                       221               136
                                                                                                 -------           -------
                                                                                                    (821)             (703)
                                                                                                 -------           -------
Income (loss) before income taxes ............................................                   $(2,320)          $ 1,206
                                                                                                 -------           -------


6.    SALE-LEASEBACK TRANSACTION

         During the first quarter of fiscal 2000, the Company entered into a $960,000 sale-leaseback transaction for manufacturing and research and development equipment from which the Company received proceeds of $633,000 and the lender paid the balance of the equipment cost. The sale resulted in a $48,000 gain, which was deferred and is being amortized over the seven-year term of the lease. The lease provides the Company with the option to purchase the equipment for 25.46% of the equipment cost on the 85th basic rent date. This lease is being accounted for as on operating lease and will result in rent expense of approximately $141,000 annually.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



7.    DEBT

         During the second quarter of fiscal 2000, the Company received a covenant waiver from its lenders in the form of an amendment to the amended and restated multicurrency credit facility dated January 22, 1999 (the "facility"). Pursuant to the provisions of the facility, the Company did not satisfy certain covenants under the provisions of the agreement as of its fiscal quarter ended October 2, 1999. The covenant waiver is effective for the period ending October 2, 1999 exclusively. The amendment to the facility provides for a $75.0 million multicurrency credit facility secured by all of the Company's tangible and intangible domestic assets that extends through January 22, 2002. It allows for Cannondale U.S., Cannondale Europe and Cannondale Japan to borrow up to $55.0 million under a multicurrency revolving line of credit and provides for a $20.0 million term loan that amortizes by $10.0 million on July 22, 2001. Borrowings under the multicurrency revolving line of credit cannot exceed the lesser of $55.0 million or 110% of the Company's eligible accounts receivable. The interest rate on the revolving line of credit and the term loan is 200.0 basis points plus a variable rate that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points. The amendment to the facility contains additional restrictive covenants relating to, among other things, the payment of dividends and the repurchase of shares of the Company's common stock. Pursuant to the amendment, the Company currently expects that it will be in compliance with the covenants under the provisions of the facility.

8.    RELATED-PARTY TRANSACTION

         During the first quarter of fiscal 1999, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $10.0 million for the purchase of certain real property. This loan was combined with a previous loan in the principal amount of $2.0 million which enabled him to meet certain tax obligations in April 1998. The combined loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on such real property. The Company deferred the first interest payment of approximately $900,000 payable by Mr. Montgomery to the Company due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery is obligated to sell 75,000 shares of his stock in the Company per quarter commencing in the Company's third quarter of fiscal 2000. The net proceeds of such sales will be remitted to the Company to pay the deferred interest. The stock selling program by Mr. Montgomery is subject to applicable securities laws and other restrictions which may preclude him from selling a total of 75,000 shares per quarter. This selling program will continue until the balance of the deferred interest is paid by Mr. Montgomery in its entirety.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Sales. Net sales decreased to $36.0 million in the first quarter of fiscal 2000 from $42.2 million in the first quarter of fiscal 1999, a reduction of $6.2 million or 14.7%. Approximately one third of the decreased sales were primarily a result of the adverse effect of the continued retail inventory realignment in the European market. The balance of the sales shortfall compared to the same period last year was attributable to component shortages caused by the September earthquake in Taiwan.

         Gross Profit. Gross profit was $10.3 million in the first quarter of fiscal 2000, a decrease of $4.3 million, or 29.7%, below the gross profit in the first quarter of fiscal 1999 of $14.6 million. Gross profit as a percentage of net sales in the first quarter of fiscal 2000 decreased to 28.5% compared to 34.6% for the first quarter of fiscal 1999. The decrease in gross profit dollars and gross profit as a percentage of net sales was primarily attributable to product mix as the component shortages caused by the Taiwan earthquake precluded the Company from shipping its high-end products. In addition, the retail inventory realignment in the European market resulted in a less favorable sales mix to the international markets where the Company typically achieves a higher gross-profit rate.

         Operating Expenses. Operating expenses were $11.8 million for the first quarter of fiscal 2000, a decrease of approximately $900,000, or 7.3%, from the $12.7 million recorded for the first quarter of fiscal 1999.

         Selling, general and administrative expenses decreased to $9.3 million in the first quarter of fiscal 2000 from $10.5 million recorded during the prior-year period. Decreased selling, general and administrative expenses were primarily associated with lower freight, warranty, bad debt and insurance expenses directly related to the decrease in sales volume compared to the same period last year. As a percentage of sales, selling, general and administrative expenses increased to 26.0% for the first three months of fiscal 2000 from 25.0% in the prior-year period due to the reduction in sales compared to the same period last year.

         Research and development expenses increased to $2.4 million in the first quarter of fiscal 2000 from $2.2 million recorded during the prior-year period. The increase in spending during the first quarter of fiscal 2000 was primarily attributable to the development of the MX400 motorcycle and the manufacturing process associated with it. The Company invested approximately $1.3 million in research and development for its motorcycle during the first quarter of fiscal 2000 compared to approximately $1.0 million during the same period last year. The Company plans to begin manufacturing its MX400 motorcycle in the second quarter of fiscal 2000 with shipments in the third quarter. As a percentage of sales, research and development expense increased to 6.7% for the first three months of fiscal 2000 compared to 5.1% for the first three months of fiscal 1999; this increase reflects the Company's commitment to invest in the improvement of its current products and the generation of new products and manufacturing processes, as well as the reduction in sales compared to the same period last year.

         Other income (expense). Interest expense increased to $1.0 million in the first quarter of fiscal 2000 from $839,000 recorded during the prior-year period. The increase in interest expense was primarily attributable to the increase in interest rates compared to the same period last year. For fiscal 2000, other income primarily consists of finance charges relating to accounts receivable and interest income from the loan to Joseph Montgomery ($244,000) net of foreign exchange losses incurred during the period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1.3 million for the first three months of fiscal 2000, an increase of $3.7 million compared to the $2.4 million used in operating activities for the first three months of fiscal 1999. The increase in cash provided by operating activities during the first quarter of fiscal 2000 was primarily attributable to a larger decrease in accounts receivable levels compared to the same period last year due to the reduction in sales. In addition, inventory levels at the end of the first quarter of fiscal 2000 were consistent with the balance at the end fiscal 1999 compared to an increase in inventory levels experienced during the same period last year.

         Capital expenditures were $1.5 million for the first three months of fiscal 2000, compared to $3.8 million in the first three months of fiscal 1999. Capital expenditures during the first quarter of fiscal 2000 principally consisted of computer equipment and manufacturing equipment associated with the production of both the bicycle and motorcycle product lines. Capital expenditures during the first quarter of fiscal 1999 principally consisted of the Company's investment in the production facility for its motorcycle in Bedford, Pennsylvania, and computer and manufacturing equipment.

         During the first quarter of fiscal 2000, the Company entered into a $960,000 sale-leaseback transaction for manufacturing and research and development equipment from which the Company received proceeds of $633,000 and the lender paid the balance of the equipment cost. The sale resulted in a $48,000 gain, which was deferred and is being amortized over the seven-year term of the lease. The lease provides the Company with the option to purchase the equipment for 25.46% of the equipment cost on the 85th basic rent date. This lease is being accounted for as an operating lease and will result in rent expense of approximately $141,000 annually.

         During the first quarter of fiscal 1999, the Company completed the sale of its Philipsburg facility to the Moshannon Valley Development Authority for approximately $1.4 million, an amount which approximated the net book value of the facility. The operations from the Philipsburg facility were moved to the Bedford facility in June 1998.

         Under its stock repurchase programs, the Company repurchased an aggregate of 636,500 shares of its common stock during the first quarter of fiscal 1999 at a cost of $7.7 million.

         During the first quarter of fiscal 1999, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $10.0 million for the purchase of certain real property. This loan was combined with a previous loan in the principal amount of $2.0 million which enabled him to meet certain tax obligations in April 1998. The combined loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on such real property. The Company deferred the first interest payment of approximately $900,000 payable by Mr. Montgomery to the Company due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery is obligated to sell 75,000 shares of his stock in the Company per quarter commencing in the Company's third quarter of fiscal 2000. The net proceeds of such sales will be remitted to the Company to pay the deferred interest. The stock selling program by Mr. Montgomery is subject to applicable securities laws and other restrictions which may preclude him from selling a total of 75,000 shares per quarter. This selling program will continue until the balance of the deferred interest is paid by Mr. Montgomery in its entirety.

         Net cash used by financing activities for the first three months of fiscal 2000 was $1.9 million, a decrease of approximately $16.8 million compared to the $14.9 million provided by financing activities for the first three months of fiscal 1999. The net cash used in financing activities during the first quarter of fiscal 2000 primarily reflects the decrease in the Company's working capital levels during the quarter and the corresponding reduction in its debt. The net cash provided by financing activities in fiscal 1999 primarily reflects the net proceeds from borrowings under the Company's multicurrency revolving credit facility to meet its operating and capital requirements, to finance the Company's programs to repurchase shares of its common stock and to finance the loan to Joseph Montgomery.

         During the second quarter of fiscal 2000, the Company received a covenant waiver from its lenders in the form of an amendment to the amended and restated multicurrency credit facility dated January 22, 1999 (the "facility"). Pursuant to the provisions of the facility, the Company did not satisfy certain covenants under the provisions of the agreement as of its fiscal quarter ended October 2, 1999. The covenant waiver is effective for the period ending October 2, 1999 exclusively. The amendment to the facility provides for a $75.0 million multicurrency credit facility secured by all of the Company's tangible and intangible domestic assets that extends through January 22, 2002. It allows for Cannondale U.S., Cannondale Europe and Cannondale Japan to borrow up to $55.0 million under a multicurrency revolving line of credit and provides for a $20.0 million term loan that amortizes by $10.0 million on July 22, 2001. Borrowings under the multicurrency revolving line of credit cannot exceed the lesser of $55.0 million or 110% of the Company's eligible accounts receivable. The interest rate on the revolving line of credit and the term loan is 200.0 basis points plus a variable rate that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points. The amendment to the facility contains additional restrictive covenants relating to, among other things, the payment of dividends and the repurchase of shares of the Company's common stock. Pursuant to the amendment to the facility, the Company currently expects that it will be in compliance with the covenants under the provisions of the facility.

         The Company expects that cash flow generated by its operations and borrowings under its revolving credit facilities will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

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

         The Company performed an examination of its hardware and software applications to determine whether the systems it uses to operate its business are prepared to accommodate the Year 2000. Upon identifying the applications that required modification to accommodate Year 2000 dating, the Company initiated a program to modify the software using internal and third-party service providers. The Company completed the programming changes to its software applications to accommodate Year 2000 dating and the testing thereon, and completed the implementation stage of its Year 2000 system modifications during the fourth quarter of fiscal 1999. In concert with the Company's assessment and modifications of its hardware and software applications, the Company's examination of its Year 2000 exposure also included the following: (1) the Company contacted its hardware and software vendors to determine their Year 2000 readiness; (2) the Company completed a survey of its major third-party suppliers to determine their status with Year 2000 compliance; and (3) the Company completed its examination of factory equipment with microprocessors to determine if Year 2000 dating affects the equipment operationally. The Company has spent approximately $73,000 in this effort through the first quarter of fiscal 2000. The Company has increased its overall information technologies budget to accommodate Year 2000 issues and has not delayed other information technology projects critical to the Company's business as a result of the increase. Based on the Company's examination of the Year 2000 problem, its implementation and modifications to its internal systems, the representations made by its suppliers through its survey and the completion of its examination of factory equipment, the Company does not anticipate that the Year 2000 problem will have a material adverse impact on its operations.

         However, if the Company's changes are not successful in the remediation of non-compliant operating systems or the correction of embedded chips or if customers or suppliers cannot rectify Year 2000 issues applicable to them, the Company is likely to incur substantial additional costs to develop alternative methods of managing its business and replacing non-compliant equipment. The Company may also experience delays in payments by customers or to suppliers and delays in providing its products to customers. The Year 2000 problem is pervasive and complex and there can be no assurance that the Company has been or will be able to identify all of the Year 2000 issues that may affect the Company or that any remedial efforts it takes will adequately address any potential Year 2000 problems.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

         This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the timing of the Company's planned production and shipping of its MX400 motocross motorcycle; statements regarding the Company's capital and current operational investments to finance the planned growth of the Company; statements regarding the Company's expected cash needs, sources of cash to fund its planned operating and capital requirements and its future ability to comply with the terms and conditions of the facility; and statements regarding the impact of the Year 2000 issue and the Euro conversion on computerized information systems. Such statements are based upon the facts presently known to the Company and assumptions as to important future events, many of which are beyond the control of the Company. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's annual report on Form 10-K for the fiscal year ended July 3, 1999 for a description of certain additional risk factors which may affect the Company's future results.

'                           PART II OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27  Financial Data Schedule for the three months ended
                 October 2, 1999

         (b) Reports on Form 8-K

             None

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CANNONDALE CORPORATION


Date: November 16, 1999                             /s/  WILLIAM A. LUCA
                                                    ----------------------------
                                                    William A. Luca
                                                    Vice President, Treasurer
                                                    and Chief Financial Officer
                                                    (Principal Financial Officer
                                                      and authorized signatory)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   Description
------                   -----------
27                      Financial Data Schedule for the three months ended
                        October 2, 1999