Form 10-K/A
period 1999-07-03
CANNONDALE CORP /
filed 1999-12-14
CIK 930795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

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

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At December 10, 1999, the aggregate market value of the voting stock held by non-affiliates of registrant was $37,015,040 based on the per share closing price on such date, and registrant had 7,491,421 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.          None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     In connection with Cannondale's adoption of Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," Cannondale hereby amends the related financial data schedules for the nine-month, six-month and three-month periods ended March 27, 1999, December 26, 1998 and September 26, 1998, respectively.

(a)(3) EXHIBITS.

     The following is a list of all exhibits filed as part of this report.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 3.1(i)       Form of Amended and Restated Certificate of Incorporation of
              the Company. (Filed as Exhibit 3.2 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
  3.1.1(i)    Certificate of Amendment to Restated Certificate of
              Incorporation, effective as of November 17, 1997. (Filed as
              Exhibit 4.2 to the Registrant's Registration Statement on
              Form S-8, Registration No. 333-40879).+
 3.1(ii)      Amended and Restated Bylaws of the Company. (Filed as
              Exhibit 3.1(ii) to the Registrant's Form 10-Q for the
              quarterly period ended March 27, 1999).+
 4.1          Rights Agreement, dated December 22, 1997, between the
              Company and BankBoston, N.A., as Rights Agent. (Filed with the Registrants's Form 8-K filed on December 23, 1997).+
 4.2          1994 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.2 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.3          1994 Management Stock Option Plan, as amended as of February
              5, 1998. (Filed as Exhibit 4.3 to the Registrant's Form 10-K
              for the fiscal year ended June 27, 1998).+
 4.4          1995 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.4 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.5          1996 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.5 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.6          1998 Stock Option Plan. (Filed as Exhibit 4.10 to the
              Registrant's Registration Statement on Form S-8,
              Registration No. 333-72121).+
10.1          First Amendment to Amended and Restated Credit Agreement,
              dated as of May 1, 1999, among the Company and NationsBank
              N.A., as Administrative Agent, Fronting Bank, Documentation
              Agent and Swingline Bank and Fleet National Bank, The Chase
              Manhattan Bank, State Street Bank and Trust Company and
              BankBoston, N.A.(Filed as Exhibit 10.1 to the Registrant's
              Form 10-K for the fiscal year ended July 3, 1999).+
10.2          Amended and Restated Credit Agreement, dated as of January
              22, 1999, among the Company and NationsBank N.A., as
              Administrative Agent, Fronting Bank, Documentation Agent and
              Swingline Bank and Fleet National Bank, The Chase Manhattan
              Bank, State Street Bank and Trust Company and BankBoston,
              N.A. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q
              for the quarterly period ended March 27, 1999).+
10.3          Installment Sales Agreement, dated August 28, 1981, between the Company and Bedford Development Council. Amendments to
              Installment Sales Agreement, dated May 29, 1987, September
              1, 1988 and October 26, 1993. Assignment of Fifth
              Supplemental Installment Sale Agreement, dated October 26,
              1993, from Bedford Development Council to The Pennsylvania
              Industrial Development Authority. (Filed as Exhibit 10.7 to
              the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 10.4         Consent, Subordination and Assumption Agreements, between
              the Company and Bedford Development Council, in favor of The
              Pennsylvania Industrial Development Authority, dated August
              28, 1981, May 7, 1982, May 11, 1983, May 29, 1987, September
              1, 1988, and October 26, 1993. (Filed as Exhibit 10.8 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.5          Installment Sale Agreement, dated April 27, 1994, between
              the Company and Bedford Development Council. Assignment,
              dated April 27. 1994, from Bedford Development Council to
              Pennsylvania Industrial Development Authority. (Filed as
              Exhibit 10.9 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.6          Consent, Subordination and Assumption Agreement, dated April
              27, 1994, between the Company and Bedford Development
              Council, in favor of The Pennsylvania Industrial Development
              Authority. (Filed as Exhibit 10.10 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.7          Loan Agreement, dated November 10, 1989, between the Company and Rush Township, Commonwealth of Pennsylvania. (Filed as
              Exhibit 10.11 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.8          Promissory Note, dated November 10, 1989, from the Company to Rush Township, Commonwealth of Pennsylvania. (Filed as
              exhibit 10.12 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.9          Mortgage, dated November 10, 1989, from the Company to Rush
              Township, Commonwealth of Pennsylvania. Assignment of Note
              and Mortgage, dated June 30, 1989, from Rush Township,
              Commonwealth of Pennsylvania to Pennsylvania Department of
              Commerce. (Filed as Exhibit 10.13 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.10         Loan Agreement, dated July 24, 1990, between the Company and
              Rush Township, Commonwealth of Pennsylvania. (Filed as
              Exhibit 10.14 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.11         Promissory Note, dated July 24, 1990, from the Company to
              Rush Township, Commonwealth of Pennsylvania. (Filed as
              Exhibit 10.15 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.12         Mortgage, dated July 24, 1990, from the Company to Rush
              Township Commonwealth of Pennsylvania. (Filed as Exhibit
              10.16 to the Registrant's Registration Statement on Form
              S-1, Registration No. 33-84566).+
10.13         Installment Sales Agreement, dated December 4, 1990, between the Company and Moshannon Valley Economic Development
              Partnership. Assignment, dated December 4, 1990, from
              Moshannon Valley Economic Development Partnership to The
              Pennsylvania Industrial Development Authority. (Filed as
              Exhibit 10.17 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.14         Mortgage Subordination Agreement, dated December 4, 1990,
              among the Company, Moshannon Valley Economic Development
              Partnership, Rush Township, Commonwealth of Pennsylvania,
              and The Pennsylvania Industrial Development Authority.
              (Filed as Exhibit 10.18 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-84566).+
10.15         Consent, Subordination and assumption Agreement, dated
              December 4, 1990, between the Company and Moshannnon Valley
              Economic Development Partnership, in favor of The
              Pennsylvania Industrial Development Authority. (Filed as
              Exhibit 10.19 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 10.16        Loan Agreement, dated February 1, 1992, between the Company and Moshannon Valley Economic Development Partnership.
              (Filed as Exhibit 10.20 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-84566).+
10.17         Installment Judgment Note, dated February 1, 1992, from the
              Company to Moshannon Valley Economic Development
              Partnership. (Filed as Exhibit 10.21 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.18         Chattel Mortgage Security Agreement, dated February 1, 1992, between the Company and Moshannon Valley Economic
              Development Partnership. (Filed as Exhibit 10.22 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.19         Business Infrastructure Development Loan Agreement, dated
              June 30, 1989, among the Company, Pennsylvania Department of
              Commerce and Rush Township, Commonwealth of Pennsylvania.
              (Filed as Exhibit 10.23 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-84566).+
10.20         Promissory Note, dated June 30, 1989, from the Company to
              Pennsylvania Department of Commerce. Amendment to Promissory
              Note, dated February 1, 1992, from the company to
              Pennsylvania Department of Commerce. (Filed as Exhibit 10.24
              to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.21         Escrow Agreement, dated June 30, 1989, among the Company,
              Rush Township, Commonwealth of Pennsylvania, Pennsylvania
              Department of Commerce and MidState Bank and Trust Company.
              (Filed as Exhibit 10.25 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-84566).+
10.22         Mortgage, dated July 23, 1991, from Cannondale Europe, B.V.
              to Algemene-Bank Netherlands B.V. (In Dutch, with English
              summary). (Filed as Exhibit 10.26 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.23         Financing Lease, dated May 31, 1991, between ABN Onroerend
              Goed Lease B.V., as lessor, and Cannondale Europe B.V., as lessee. (In Dutch, with English translation). (Filed as
              Exhibit 10.27 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.24         Credit Agreement, dated February 5, 1998, between Cannondale
              Europe B.V. and ABN AMRO Bank N.V. (Filed as Exhibit 10.1.11
              to the Registrant's Form 10-Q for the quarterly period ended
              March 28, 1998).+
10.25         Loan Agreement, dated September 1, 1992, between Cannondale
              Japan KK and The Dai-Ichi Kangyo Bank, Ltd. (In Japanese,
              with English translation). (Filed as Exhibit 10.30 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.26         Guarantee Agreement, dated August 7, 1992, from the Company to The Dai-Ichi Kangyo Bank, Ltd. (Filed as Exhibit 10.30.1
              to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.27         Master Lease Agreement, dated April 11, 1994, between United
              States Leasing Corporation and the Company. (Filed as
              Exhibit 10.32 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.28         Employment Agreement, dated January 3, 1994, between the
              Company and William A. Luca. (Filed as Exhibit 10.48 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.29         Employee Patent and Confidential Information Agreement,
              dated August 20, 1982, between the Company and Daniel C.
              Alloway. (Filed as Exhibit 10.49 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 10.30        Employment Agreement, dated June 6, 1994, between the
              Company and Leonard Konecny. (Filed as Exhibit 10.53 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.31         Cannondale Corporation 401(k) Profit Sharing Plan. (Filed as
              Exhibit 10.54 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.32         Cannondale Corporation Employee Stock Purchase Plan. (Filed
              as Exhibit 4.4 to the Registrant's Registration Statement on
              Form S-8, Registration No. 333-40879).+
10.33         Form of Indemnification Agreement between the Company and
              each of its directors and officers. (Filed as Exhibit 10.60 to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.34         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and William A. Luca.
              (Filed as Exhibit 10.68 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.35         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and Joseph S.
              Montgomery. (Filed as Exhibit 10.68.1 to the Registrant's
              Form 10-Q for the quarterly period ended March 28, 1998).+
10.36         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and John Moriarty.
              (Filed as Exhibit 10.68.2 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.37         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and Daniel C. Alloway.
              (Filed as Exhibit 10.68.3 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.38         Cannondale Corporation Change of Control Separation Plan A.
              (Filed as Exhibit 10.68.4 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.39         Cannondale Corporation Change of Control Separation Plan B.
              (Filed as Exhibit 10.68.5 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
21            Subsidiaries of the Registrant. (Filed as Exhibit 21 to the
              Registrant's Form 10-K for the fiscal year ended July 3,
              1999).+
23            Consent of Independent Auditors. (Filed as Exhibit 23 to the
              Registrant's Form 10-K for the fiscal year ended July 3,
              1999).+
24            Power of Attorney (appears on signature page of the
              Registrant's Form 10-K for the fiscal year ended July 3,
              1999).+
27.1          Financial Data Schedule For Fiscal Year Ended July 3, 1999.
              (Filed as Exhibit 27.1 to the Registrant's Form 10-K for the
              fiscal year ended July 3, 1999).+
27.2          Restated Financial Data Schedules for the Nine-Month,
              Six-Month and Three-Month Periods Ended March 27, 1999,
              December 26, 1998 and September 26, 1998, respectively.*

---------------

+ Incorporated by reference.

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CANNONDALE CORPORATION

December 14, 1999                         /s/       WILLIAM A. LUCA
                                          --------------------------------------
                                                     William A. Luca
                                                     Vice President,
                                          Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the fourteenth day of December, 1999.

                     SIGNATURE                                   TITLE                     DATE
                     ---------                                   -----                     ----
             /s/ JOSEPH S. MONTGOMERY*               Chairman, President, Chief      December 14, 1999
---------------------------------------------------    Executive Officer and
               Joseph S. Montgomery                    Director (Principal
                                                       Executive Officer)

                /s/ WILLIAM A. LUCA                  Vice President, Treasurer,      December 14, 1999
---------------------------------------------------    Chief Financial Officer, and
                  William A. Luca                      Director (Principal
                                                       Financial Officer)

              /s/ DANIEL C. ALLOWAY*                 Vice President of Sales and     December 14, 1999
---------------------------------------------------    Director
                 Daniel C. Alloway

               /s/ JOHN P. MORIARTY*                 Assistant Treasurer and         December 14, 1999
---------------------------------------------------    Assistant Secretary, Chief
                 John P. Moriarty                      Accounting Officer
                                                       (Principal Accounting
                                                       Officer)

             /s/ JAMES S. MONTGOMERY*                Director                        December 14, 1999
---------------------------------------------------
                James S. Montgomery

               /s/ GREGORY GRIFFIN*                  Director                        December 14, 1999
---------------------------------------------------
                  Gregory Griffin

                 /s/ JOHN SANDERS*                   Director                        December 14, 1999
---------------------------------------------------
                   John Sanders

              /s/ MICHAEL J. STIMOLA*                Director                        December 14, 1999
---------------------------------------------------
                Michael J. Stimola

               /s/ SALLY G. PALMER*                  Director                        December 14, 1999
---------------------------------------------------
                  Sally G. Palmer

             *By: /s/ WILLIAM A. LUCA                                                December 14, 1999
   ---------------------------------------------
                  William A. Luca
                 Attorney-in-fact

                                 EXHIBIT INDEX

                                                                              SEQUENTIALLY
                                                                                NUMBERED
EXHIBIT NO.                           DESCRIPTION                                PAGES
-----------                           -----------                             ------------
 3.1(i)       Form of Amended and Restated Certificate of Incorporation of
              the Company. (Filed as Exhibit 3.2 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
  3.1.1(i)    Certificate of Amendment to Restated Certificate of
              Incorporation, effective as of November 17, 1997. (Filed as
              Exhibit 4.2 to the Registrant's Registration Statement on
              Form S-8, Registration No. 333-40879).+
 3.1(ii)      Amended and Restated Bylaws of the Company. (Filed as
              Exhibit 3.1(ii) to the Registrant's Form 10-Q for the
              quarterly period ended March 27, 1999).+
 4.1          Rights Agreement, dated December 22, 1997, between the
              Company and BankBoston, N.A., as Rights Agent. (Filed with the Registrants's Form 8-K filed on December 23, 1997).+
 4.2          1994 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.2 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.3          1994 Management Stock Option Plan, as amended as of February
              5, 1998. (Filed as Exhibit 4.3 to the Registrant's Form 10-K
              for the fiscal year ended June 27, 1998).+
 4.4          1995 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.4 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.5          1996 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.5 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.6          1998 Stock Option Plan. (Filed as Exhibit 4.10 to the
              Registrant's Registration Statement on Form S-8,
              Registration No. 333-72121).+
10.1          First Amendment to Amended and Restated Credit Agreement,
              dated as of May 1, 1999, among the Company and NationsBank
              N.A., as Administrative Agent, Fronting Bank, Documentation
              Agent and Swingline Bank and Fleet National Bank, The Chase
              Manhattan Bank, State Street Bank and Trust Company and
              BankBoston, N.A. (Filed as Exhibit 10.1 to the Registrant's
              Form 10-K for the fiscal year ended July 3, 1999).+
10.2          Amended and Restated Credit Agreement, dated as of January
              22, 1999, among the Company and NationsBank N.A., as
              Administrative Agent, Fronting Bank, Documentation Agent and
              Swingline Bank and Fleet National Bank, The Chase Manhattan
              Bank, State Street Bank and Trust Company and BankBoston,
              N.A. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q
              for the quarterly period ended March 27, 1999).+
10.3          Installment Sales Agreement, dated August 28, 1981, between the Company and Bedford Development Council. Amendments to
              Installment Sales Agreement, dated May 29, 1987, September
              1, 1988 and October 26, 1993. Assignment of Fifth
              Supplemental Installment Sale Agreement, dated October 26,
              1993, from Bedford Development Council to The Pennsylvania
              Industrial Development Authority. (Filed as Exhibit 10.7 to
              the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+

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

                                                                              SEQUENTIALLY
                                                                                NUMBERED
EXHIBIT NO.                           DESCRIPTION                                PAGES
-----------                           -----------                             ------------
 10.39        Cannondale Corporation Change of Control Separation Plan B.
              (Filed as Exhibit 10.68.5 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
21            Subsidiaries of the Registrant. (Filed as Exhibit 21 to the
              Registrant's Form 10-K for the fiscal year ended July 3,
              1999).+
23            Consent of Independent Auditors. (Filed as Exhibit 23 to the
              Registrant's Form 10-K for the fiscal year ended July 3,
              1999)+
24            Power of Attorney (appears on signature page of the
              Registrant's Form 10-K for the fiscal year ended July 3,
              1999).+
27.1          Financial Data Schedule For Fiscal Year Ended July 3, 1999.
              (Filed as Exhibit 27.1 to the Registrant's Form 10-K for the
              fiscal year ended July 3, 1999).+
27.2          Restated Financial Data Schedules for the Nine-Month,
              Six-Month and Three-Month Periods Ended March 27, 1999,
              December 26, 1998 and September 26, 1998, respectively.*

---------------

+ Incorporated by reference.

* Filed herewith.