Form 10-Q
period 2000-01-01
CANNONDALE CORP /
filed 2000-02-15
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2000

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of February 10, 2000 was 7,501,617.

                                      INDEX


                                                                                                        Page
                                                                                                        ----
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of January 1, 2000,
                     July 3, 1999 and December 26, 1998                                                    1

                  Condensed Consolidated Statements of Operations for the three
                     and six months ended January 1, 2000 and December 26, 1998                            2

                  Condensed Consolidated Statements of Cash Flows for the six
                     months ended January 1, 2000 and December 26, 1998                                    3

                  Notes to Condensed Consolidated Financial Statements                                     4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                   10

Part II  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                                     14

         Item 6.  Exhibits and Reports on Form 8-K                                                        14

Signature                                                                                                 15

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                JANUARY 1, 2000     JULY 3, 1999     DECEMBER 26, 1998
                                                                ---------------     ------------     -----------------
                                                                  (UNAUDITED)                           (UNAUDITED)

ASSETS
Current assets:
    Cash .................................................         $   1,212          $   3,300          $     879
    Trade accounts receivable, less allowances of
          $9,573, $10,074 and $10,238 ....................            59,681             59,379             70,465
    Inventory ............................................            37,303             33,165             40,284
    Deferred income taxes ................................             5,256              2,749              3,310
    Prepaid expenses and other current assets ............             4,847              4,827              4,938
    Interest receivable from a related party .............             1,328                827                339
                                                                   ---------          ---------          ---------
Total current assets .....................................           109,627            104,247            120,215
Property, plant and equipment, net .......................            40,576             41,377             38,522
Notes receivable and advances to related parties .........            12,978             12,919             12,679
Other assets .............................................             3,492              3,836              3,212
                                                                   ---------          ---------          ---------
Total assets .............................................         $ 166,673          $ 162,379          $ 174,628
                                                                   =========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .....................................         $  16,295          $  17,329          $  13,296
    Revolving credit advances ............................             1,632                882              4,997
    Income taxes payable .................................                 -              2,252              1,568
    Warranty and other accrued expenses ..................             6,756              8,434              8,259
    Current installments of long-term debt ...............               519                456                478
                                                                   ---------          ---------          ---------
Total current liabilities ................................            25,202             29,353             28,598
Long-term debt, less current installments ................            65,552             55,997             69,288
Deferred income taxes ....................................             1,593              1,619              1,575
Other noncurrent liabilities .............................               440                400                275
                                                                   ---------          ---------          ---------
Total liabilities ........................................            92,787             87,369             99,736
                                                                   ---------          ---------          ---------

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 40,000,000
       Issued shares - 8,794,517,  8,784,308 and
          8,741,579.......................................                88                 88                 87
    Additional paid-in capital ...........................            57,866             57,815             57,460
    Retained earnings ....................................            40,497             41,328             38,049
    Less 1,292,900 shares in treasury at cost ............           (20,162)           (20,162)           (20,162)
    Accumulated other comprehensive income ...............            (4,403)            (4,059)              (542)
                                                                   ---------          ---------          ---------
Total stockholders' equity ...............................            73,886             75,010             74,892
                                                                   ---------          ---------          ---------
Total liabilities and stockholders' equity ...............         $ 166,673          $ 162,379          $ 174,628
                                                                   =========          =========          =========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  THREE MONTHS       THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                     ENDED              ENDED             ENDED              ENDED
                                                   JANUARY 1,        DECEMBER 26,       JANUARY 1,        DECEMBER 26,
                                                      2000               1998              2000               1998
                                                      ----               ----              ----               ----
                                                  (UNAUDITED)        (UNAUDITED)       (UNAUDITED)         (UNAUDITED)

Net sales .................................          $ 41,150           $ 47,901           $ 77,159           $ 90,119
Cost of sales .............................            28,662             31,719             54,398             59,333
                                                     --------           --------           --------           --------
Gross profit ..............................            12,488             16,182             22,761             30,786
                                                     --------           --------           --------           --------

Expenses:
     Selling, general and administrative...             9,603             10,326             18,951             20,868
     Research and development .............             1,765              2,820              4,189              4,973
                                                     --------           --------           --------           --------
                                                       11,368             13,146             23,140             25,841
                                                     --------           --------           --------           --------
Operating income (loss) ...................             1,120              3,036               (379)             4,945
                                                     --------           --------           --------           --------

Other income (expense):
     Interest expense .....................            (1,362)            (1,106)            (2,404)            (1,945)
     Other income .........................               513                255                734                391
                                                     --------           --------           --------           --------
                                                         (849)              (851)            (1,670)            (1,554)
                                                     --------           --------           --------           --------

Income (loss) before income taxes .........               271              2,185             (2,049)             3,391
Income tax benefit (expense) ..............               383               (336)             1,218               (747)
                                                     --------           --------           --------           --------
Net income (loss) .........................          $    654           $  1,849           $   (831)          $  2,644
                                                     ========           ========           ========           ========

Basic earnings (loss) per share ...........          $   0.09           $   0.25           $  (0.11)          $   0.35
                                                     ========           ========           ========           ========

Diluted earnings (loss) per share .........          $   0.09           $   0.24           $  (0.11)          $   0.34
                                                     ========           ========           ========           ========


                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                         JANUARY 1, 2000     DECEMBER 26, 1998
                                                                         ---------------     -----------------
                                                                           (UNAUDITED)          (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES..............................          $(10,960)          $ (9,675)
                                                                             --------           --------

INVESTING ACTIVITIES:
Loans provided to related parties .................................               (90)           (10,017)
Proceeds from repayments of loans provided to related parties .....                31                 26
Capital expenditures ..............................................            (2,927)            (6,743)
Proceeds from sale of equipment and buildings .....................               633              1,389
                                                                             --------           --------
Net cash used in investing activities .............................            (2,353)           (15,345)
                                                                             --------           --------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock ........................                51                 52
Proceeds from issuance of long-term debt ..........................                 -                738
Payments for the purchase of treasury stock .......................                 -             (7,745)
Net proceeds from borrowings under short-term revolving credit
    agreements ....................................................               639              2,585
Net proceeds from borrowings under long-term debt and capital
    lease agreements ..............................................             9,542             28,016
                                                                             --------           --------
Net cash provided by financing activities .........................            10,232             23,646
                                                                             --------           --------

Effect of exchange rate changes on cash ...........................               993               (778)
                                                                             --------           --------

Net decrease in cash ..............................................            (2,088)            (2,152)
Cash at beginning of period .......................................             3,300              3,031
                                                                             --------           --------
Cash at end of period .............................................          $  1,212           $    879
                                                                             ========           ========


                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 3, 1999 included in the Company's Annual Report on Form 10-K and Form 10-K/A.

Reclassifications

         Certain fiscal 1999 amounts have been reclassified to conform to the current year's presentation.

2.  INVENTORY

The components of inventory are as follows (in thousands):


                                          JANUARY 1, 2000     JULY 3, 1999    DECEMBER 26, 1998
                                          ---------------     ------------    -----------------
                                            (UNAUDITED)                          (UNAUDITED)

Raw materials............................     $  21,971         $  17,723         $  21,771
Work-in-process..........................         2,567             2,110             3,144
Finished goods...........................        14,679            14,993            16,717
                                              ---------         ---------         ---------
                                                 39,217            34,826            41,632
Less reserve for obsolete inventory......        (1,914)           (1,661)           (1,348)
                                              ----------        ----------        ----------
                                              $  37,303         $  33,165         $  40,284
                                              =========         =========         =========


                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. EARNINGS PER SHARE AMOUNTS

         The following table is an illustration of the reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share computations and other related disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (in thousands, except earnings per share data):

                                                            THREE MONTHS      THREE MONTHS     SIX MONTHS     SIX MONTHS
                                                               ENDED             ENDED            ENDED          ENDED
                                                             JANUARY 1,       DECEMBER 26,     JANUARY 1,    DECEMBER 26,
                                                                2000              1998            2000           1998
                                                                ----              ----            ----           ----
                                                            (UNAUDITED)       (UNAUDITED)      (UNAUDITED)    (UNAUDITED)

NUMERATOR:
Numerator for basic and diluted earnings (loss) per
   share - income (loss) available to common
   stockholders ......................................         $    654           $ 1,849     $     (831)       $ 2,644
                                                               ========           =======     ===========       =======
DENOMINATOR:
Denominator for basic earnings (loss) per share -
   weighted-average shares ...........................            7,492             7,449          7,492          7,565
Effect of dilutive securities:
   Employee stock options ............................              134               126              -            144
                                                               --------           -------     -----------       -------
Denominator for diluted earnings (loss) per share -
   adjusted weighted-average shares and assumed
   conversions .......................................            7,626             7,575          7,492          7,709
                                                               ========           =======     ===========       =======
Basic earnings (loss) per share ......................         $   0.09           $  0.25     $    (0.11)       $  0.35
                                                               ========           =======     ===========       =======
Diluted earnings (loss) per share ....................         $   0.09           $  0.24     $    (0.11)       $  0.34
                                                               ========           =======     ===========       =======

         The following table sets forth the options to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted earnings (loss) per share. For the three months ended January 1, 2000 and December 26, 1998, and for the six months ended December 26, 1998, the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect was antidilutive. For the six months ended January 1, 2000, inclusion of such options would result in an antidilutive effect due to the net loss incurred by the Company.

                                                                                         OPTIONS     RANGE OF EXERCISE PRICES
                                                                                         -------     ------------------------

THREE MONTHS ENDED JANUARY 1, 2000 ............................................         2,247,110        $ 7.41 - $15.00
THREE MONTHS ENDED DECEMBER 26, 1998 ..........................................         1,462,543        $ 9.31 - $16.50
SIX MONTHS ENDED JANUARY 1, 2000 ..............................................         2,399,985        $ 0.34 - $15.00
SIX MONTHS ENDED DECEMBER 26, 1998 ............................................         1,288,574        $ 9.31 - $16.56

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  COMPREHENSIVE INCOME

         Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income (loss) is as follows, net of tax (in thousands):

                                                                  THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                                      ENDED          ENDED            ENDED          ENDED
                                                                   JANUARY 1,     DECEMBER 26,     JANUARY 1,     DECEMBER 26,
                                                                      2000            1998            2000            1998
                                                                      ----            ----            ----            ----
                                                                   (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)

Net income (loss) ..........................................      $       654       $  1,849        $    (831)      $  2,644
Foreign currency translation gain (loss), net of tax........           (1,499)           (33)            (344)         1,598
                                                                  ------------      ---------      -----------      --------
Total comprehensive income (loss)...........................      $      (845)      $  1,816        $  (1,175)      $  4,242
                                                                  ============      =========      ===========      ========

     The component of accumulated other comprehensive income is as follows, net of tax (in thousands):

                                                                             JANUARY 1,      JULY 3,     DECEMBER 26,
                                                                                2000          1999          1998
                                                                                ----          ----          ----
                                                                            (UNAUDITED)                  (UNAUDITED)

Foreign currency translation adjustments, net of tax.....                  $    (4,403)      $  (4,059)     $  (542)
                                                                           ------------      ----------     --------
Accumulated other comprehensive income...................                  $    (4,403)      $  (4,059)     $  (542)
                                                                           ============      ==========     ========

5.  OPERATIONS BY INDUSTRY SEGMENTS

         In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are bicycles and motorcycles. The Company operates predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle-related products are aggregated in the bicycle segment. The Company has also developed a motocross motorcycle, which is in the start-up stage of operations, and for which no revenues have been generated as of January 1, 2000.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         Summarized segment data is as follows (in thousands):

                                        THREE MONTHS      THREE MONTHS     SIX MONTHS      SIX MONTHS
                                            ENDED            ENDED           ENDED            ENDED
                                         JANUARY 1,      DECEMBER 26,     JANUARY 1,      DECEMBER 26,
                                            2000              1998            2000            1998
                                            ----              ----            ----            ----
                                         (UNAUDITED)      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)

Net sales from external customers:
     Bicycles ....................        $ 41,150         $ 47,901         $ 77,159         $ 90,119
     Motorcycles .................             -                -                -                -
                                          --------         --------         --------         --------
                                          $ 41,150         $ 47,901         $ 77,159         $ 90,119
                                          ========         ========         ========         ========
Operating income (loss):
     Bicycles ....................        $  2,320         $  4,589         $  2,124         $  7,467
     Motorcycles .................          (1,200)          (1,553)          (2,503)          (2,522)
                                          --------         --------         --------         --------
                                          $  1,120         $  3,036         $   (379)        $  4,945
                                          ========         ========         ========         ========

         The Company evaluates performance of its segments based on profit or loss from operations. The amounts below are not allocated between the segments (in thousands):

                                                THREE MONTHS     THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                    ENDED           ENDED           ENDED           ENDED
                                                 JANUARY 1,      DECEMBER 26,     JANUARY 1,     DECEMBER 26,
                                                    2000             1998            2000            1998
                                                    ----             ----            ----            ----
                                                 (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)

Total operating income (loss) for reportable
segments.......................................   $  1,120          $  3,036       $    (379)       $  4,945

Other income (expense)
   Interest expense............................     (1,362)           (1,106)         (2,404)         (1,945)
   Other income................................        513               255             734             391
                                                  --------          --------       ----------       ---------
                                                      (849)             (851)         (1,670)         (1,554)
                                                  ---------         ---------      ----------       ---------
Income (loss) before income taxes..............   $    271          $  2,185       $  (2,049)       $  3,391
                                                  =========         =========      ==========       =========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

7.     DEBT

         During the third quarter of fiscal 2000, the Company received a covenant waiver from its lenders, pursuant to the provisions of the amended and restated multicurrency credit facility dated January 22, 1999 (the "facility"), pertaining to certain covenants under the provisions of the agreement as of its fiscal quarter ended January 1, 2000. The waiver is effective until April 30, 2000. The Company currently expects that it will be in compliance with the covenants under the provisions of the facility.

         During the second quarter of fiscal 2000, the Company received a covenant waiver from its lenders in the form of an amendment to the facility. Pursuant to the provisions of the facility, the Company did not satisfy certain covenants under the provisions of the agreement as of its fiscal quarter ended October 2, 1999. The covenant waiver was effective for the period ending October 2, 1999 exclusively. The amendment to the facility provides for a $75.0 million multicurrency credit facility secured by all of the Company's tangible and intangible domestic assets that extends through January 22, 2002. It allows for Cannondale U.S., Cannondale Europe and Cannondale Japan to borrow up to $55.0 million under a multicurrency revolving line of credit and provides for a $20.0 million term loan that amortizes by $10.0 million on July 22, 2001. Borrowings under the multicurrency revolving line of credit cannot exceed the lesser of $55.0 million or 110% of the Company's eligible accounts receivable. The interest rate on the revolving line of credit and the term loan is 200.0 basis points plus a variable rate that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points. The amendment to the facility contains additional restrictive covenants relating to, among other things, the payment of dividends and the repurchase of shares of the Company's common stock.

8.    RELATED-PARTY TRANSACTIONS

         During the first quarter of fiscal 1999, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $10.0 million for the purchase of certain real property. This loan was combined with a previous loan in the principal amount of $2.0 million which enabled him to meet certain tax obligations in April 1998. The combined loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on certain real property. The Company deferred the first interest payment of approximately $900,000 payable by Mr. Montgomery to the Company due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery is obligated to sell 75,000 shares of his stock in the Company per quarter commencing in the Company's third quarter of fiscal 2000. The net proceeds of such sales will be remitted to the Company to pay the deferred interest. The stock selling program by Mr. Montgomery is subject to applicable securities laws and other restrictions which may preclude him from selling a total of 75,000 shares per quarter. As of February 14, 2000, Mr. Montgomery plans to sell the 75,000 shares as required by his agreement with the Company in accordance with the terms of the deferral during the authorized selling period for the Company's insiders and executive officers.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


This selling program will continue until the balance of the deferred interest is paid by Mr. Montgomery in its entirety.

         In the second quarter of fiscal 2000, the Company decided not to purchase a Learjet aircraft, for which the Company had paid a $500,000 deposit in fiscal 1998 to JSM Aviation LLC, a Connecticut limited liability company of which Mr. Montgomery is the sole shareholder. Accordingly, the deposit was returned to the Company with accrued interest thereon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Sales. Net sales decreased to $41.2 million in the second quarter of fiscal 2000 from $47.9 million in the second quarter of fiscal 1999, a reduction of $6.7 million or 14.0%. The majority of this decrease in net sales is attributable to the impact of inventory adjustments in the European market and the resulting changes in the seasonality of shipments to European retailers. In addition, net sales were also negatively affected by the strengthening of the U.S. dollar compared to the Euro.

         For the first six months of fiscal 2000, net sales were $77.2 million, a decrease of $12.9 million or 14.3% from the $90.1 million in net sales recorded for the same period last year. The decreased sales for the first six months of fiscal 2000 were primarily a result of the continued adverse effect of the retail inventory realignment in the European market and by component shortages in the first quarter caused by the September earthquake in Taiwan.

         Gross Profit. Gross profit was $12.5 million in the second quarter of fiscal 2000, a decrease of $3.7 million or 22.8% below the gross profit in the second quarter of fiscal 1999 of $16.2 million. Gross profit as a percentage of net sales in the second quarter of fiscal 2000 decreased to 30.3% compared to 33.8% for the second quarter of fiscal 1999. The reduction in gross profit dollars and the gross profit rate is attributable to changes in the seasonality of shipments within the European market which resulted in a less favorable sales mix to the international markets where the Company typically achieves a higher gross profit rate. In addition, higher costs resulting from a stronger Japanese yen relative to the U.S. dollar compared to the same period last year contributed to a lower gross profit percentage in the second quarter of fiscal 2000.

         For the six months ended January 1, 2000, gross profit was $22.8 million, a decrease of $8.0 million or 26.0% from the $30.8 million in gross profit for the same period last year. For the first six months of fiscal 2000, gross profit as a percentage of net sales was 29.5% compared to 34.2% for the first six months of fiscal 1999. In addition to the changes in the seasonality of shipments in Europe and a stronger Japanese yen, the gross margin for the first six months of fiscal 2000 was adversely affected by component shortages caused by the earthquake in Taiwan which precluded the Company from shipping its high-end products in the first quarter of fiscal 2000.

         Operating Expenses. Operating expenses were $11.4 million for the second quarter of fiscal 2000, a decrease of approximately $1.7 million or 13.0% from the $13.1 million recorded for the second quarter of fiscal 1999. For the first six months of fiscal 2000, operating expenses were $23.1 million, a decrease of $2.7 million or 10.5% from the $25.8 million recorded for the first six months of fiscal 1999.

         Selling, general and administrative expenses decreased to $9.6 million in the second quarter of fiscal 2000, from $10.3 million recorded during the prior-year period. For the six months ended January 1, 2000, selling, general and administrative expenses were $19.0 million, a decrease of $1.9 million or 9.1% from the $20.9 million recorded for the same period last year. Decreased selling, general and administrative expenses for the second quarter and first six months of fiscal 2000 were primarily associated with reductions in expenses directly related to sales volume. As a percentage of net sales, selling, general and administrative expenses increased to 24.6% for the first six months of fiscal 2000 compared to 23.2% for the first six months of fiscal 1999 primarily due to the reduction in net sales levels.

         Research and development expenses decreased to $1.8 million in the second quarter of fiscal 2000, from $2.8 million recorded during the prior-year period. For the first six months of fiscal 2000, research and development expenses decreased to $4.2 million from $5.0 million recorded for the first six months of fiscal 1999. The decrease in expenses during fiscal 2000 was primarily attributable to reduced expenses associated with the MX400 motorcycle development. Production of sub-assemblies for the MX400 motorcycle has begun in the new motorcycle facility in Bedford, Pennsylvania, and shipments are scheduled to commence during the third quarter of fiscal 2000. For the first six months of fiscal 2000, research and development expenses represented 5.4% of net sales compared to 5.5% of net sales for the same period last year.

         Other income (expense). Interest expense increased to $1.4 million in the second quarter of fiscal 2000 from $1.1 million recorded during the prior-year period. For the six months ended January 1, 2000, interest expense was $2.4 million compared to $1.9 million recorded for the same period last year. The increase in interest expense was primarily attributable to the increase in interest rates compared to the same periods last year. For fiscal 2000, other income primarily consisted of interest income from the loan to Joseph Montgomery, interest earned on the Company's deposit to purchase an aircraft from Learjet Inc. which was refunded to the Company in January 2000, and finance charges relating to accounts receivable. For the three- and six-month periods ended January 1, 2000, interest income from the loan to Mr. Montgomery was $257,000 and $500,000, respectively (See Liquidity and Capital Resources).

         Income Taxes. The income tax benefit recorded for the second quarter of fiscal 2000 was $383,000, a change of $719,000 compared to the income tax expense recorded for the same period last year of $336,000. For the six months ended January 1, 2000, the income tax benefit was $1.2 million, a change of approximately $2.0 million compared to the income tax expense of $747,000 recorded for the first six months of fiscal 1999. For both periods, the reduction in income tax expense is primarily attributable to decreased profitability from the Company's European operations. In addition, the tax rate for both periods was favorably impacted by the retroactive reinstatement by the U.S. government of the Research Tax Credit in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $11.0 million for the first six months of fiscal 2000, an increase of $1.3 million compared to the $9.7 million used in operating activities for the same period of fiscal 1999. The increase in cash used in operating activities was primarily attributable to the net loss for the first six months of fiscal 2000, offset by lower working capital levels due to the lower sales volume compared to the same period last year.

         Capital expenditures were $2.9 million for the first six months of fiscal 2000 compared to $6.7 million for the first six months of fiscal 1999. Capital expenditures during the first six months of fiscal 2000 principally consisted of computer equipment and manufacturing equipment associated with the production of both the Company's bicycle and motorcycle product lines. Capital expenditures during the first six months of fiscal 1999 principally consisted of the Company's investment in the production facility for its motorcycle in Bedford, Pennsylvania, and computer and manufacturing equipment.

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

         During the first quarter of fiscal 1999, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $10.0 million for the purchase of certain real property. This loan was combined with a previous loan in the principal amount of

$2.0 million which enabled him to meet certain tax obligations in April 1998. The combined loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on certain real property. The Company deferred the first interest payment of approximately $900,000 payable by Mr. Montgomery to the Company due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery is obligated to sell 75,000 shares of his stock in the Company per quarter commencing in the Company's third quarter of fiscal 2000. The net proceeds of such sales will be remitted to the Company to pay the deferred interest. The stock selling program by Mr. Montgomery is subject to applicable securities laws and other restrictions which may preclude him from selling a total of 75,000 shares per quarter. As of February 14, 2000, Mr. Montgomery plans to sell the 75,000 shares as required by his agreement with the Company in accordance with the terms of the deferral during the authorized selling period for the Company's insiders and executive officers. This selling program will continue until the balance of the deferred interest is paid by Mr. Montgomery in its entirety.

         Under its stock repurchase programs, the Company repurchased an aggregate of 636,500 shares of its common stock during the first six months of fiscal 1999 at a cost of $7.7 million.

         Net cash provided by financing activities for the first six months of fiscal 2000 was $10.2 million, a decrease of approximately $13.4 million compared to the $23.6 million provided by financing activities for the first six months of fiscal 1999. The net cash provided by financing activities during the first six months of fiscal 2000 primarily reflects the increase in the Company's multicurrency revolving credit facility in order to finance working capital needs and capital expenditures. The net cash provided by financing activities in fiscal 1999 primarily reflects the net proceeds from borrowings under the Company's multicurrency revolving credit facility to meet its operating and capital requirements, to finance the Company's programs to repurchase shares of its common stock and to finance the loan to Mr. Montgomery.

         During the third quarter of fiscal 2000, the Company received a covenant waiver from its lenders, pursuant to the provisions of the amended and restated multicurrency credit facility dated January 22, 1999 (the "facility"), pertaining to certain covenants under the provisions of the agreement as of its fiscal quarter ended January 1, 2000. The waiver is effective until April 30, 2000. The Company currently expects that it will be in compliance with the covenants under the provisions of the facility.

         During the second quarter of fiscal 2000, the Company received a covenant waiver from its lenders in the form of an amendment to the facility. Pursuant to the provisions of the facility, the Company did not satisfy certain covenants under the provisions of the faciltiy as of its fiscal quarter ended October 2, 1999. The covenant waiver was effective for the period ending October 2, 1999 exclusively. The amendment to the facility provides for a $75.0 million multicurrency credit facility secured by all of the Company's tangible and intangible domestic assets that extends through January 22, 2002. It allows for Cannondale U.S., Cannondale Europe and Cannondale Japan to borrow up to $55.0 million under a multicurrency revolving line of credit and provides for a $20.0 million term loan that amortizes by $10.0 million on July 22, 2001. Borrowings under the multicurrency revolving line of credit cannot exceed the lesser of $55.0 million or 110% of the Company's eligible accounts receivable. The interest rate on the revolving line of credit and the term loan is 200.0 basis points plus a variable rate that is defined as the higher of the bank's prime rate or the Federal Funds Rate plus 50.0 basis points. The amendment to the facility contains additional restrictive covenants relating to, among other things, the payment of dividends and the repurchase of shares of the Company's common stock.

         The Company expects that cash flow generated by its operations and borrowings under its revolving credit facilities will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

YEAR 2000 COMPLIANCE

         The Company assessed its exposure to the Year 2000 problem and completed a comprehensive response to that exposure. The Company had potential Year 2000 exposures in three areas: (i) financial and management operating computer systems used to manage the Company's business, (ii) manufacturing equipment used by the Company and (iii) computer systems used by third parties, in particular customers and suppliers of the Company. To date, the Company has not encountered any adverse effects with respect to the Year 2000 problem. The Company spent approximately $73,000 in its Year 2000 readiness efforts. The Company had increased its overall fiscal 2000 information technologies budget to accommodate Year 2000 issues and has not delayed other information technology projects critical to the Company's business. The Company will continue to monitor its own systems and those of its customers and suppliers to identify and address any computer system problems related to the Year 2000 dating issue.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

         This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the timing of the Company's planned production and shipping of its MX400 motocross motorcycle; statements regarding the Company's capital and current operational investments to finance the planned growth of the Company; statements regarding the Company's expected cash needs, sources of cash to fund its planned operating and capital requirements, and its future ability to comply with the terms and conditions of the facility; and statements regarding the impact of the Year 2000 issue and the Euro conversion on computerized information systems. Such statements are based upon the facts presently known to the Company and assumptions as to important future events, many of which are beyond the control of the Company. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's annual report on Form 10-K and Form 10-K/A for the fiscal year ended July 3, 1999 for a description of certain additional risk factors which may affect the Company's future results.

                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Stockholders was held on November 17, 1999. The following matters were acted upon:

a. The election of three Class II Directors to serve for the ensuing three years. Mr. John Sanders was elected as a Class II Director with 6,992,354 votes for, 56,988 votes withheld and zero votes abstaining. Mr. James S. Montgomery was elected as a Class II Director with 6,985,829 votes for, 63,513 votes withheld and zero votes abstaining. Ms. Sally G. Palmer was elected as a Class II Director with 6,993,554 votes for, 55,788 votes withheld and zero votes abstaining. Class III Directors, whose term of office continued after the Annual Meeting and expires in 2000, were William
     A. Luca, Daniel C. Alloway and Gregory Griffin. Class I Directors, whose term of office continued after the Annual Meeting and expires in 2001, were Joseph S. Montgomery and Michael J. Stimola.

b. The ratification of the selection by the Board of Directors of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ending July 1, 2000. Of the votes cast, there were 7,019,225 for the ratification, 21,447 against and 8,670 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K                      Page
                                                                ----
         (a) Index to Exhibits                                    16

         (b) Reports on Form 8-K                                None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CANNONDALE CORPORATION


Date: February 15, 2000                    /s/  WILLIAM A. LUCA
                                           ----------------------------------
                                           William A. Luca
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                             and authorized signatory)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER    DESCRIPTION
------    -----------

10.1      Second Amendment to Amended and Restated Credit Agreement, dated as of
          November 16, 1999, among the Company, Bank of America, N.A., as
          Administrative Agent, Fleet National Bank, The Chase Manhattan Bank,
          Citizens Bank of Massachusetts, and BankBoston, N.A.

27        Financial Data Schedule for the Six Months Ended January 1, 2000