Form 10-Q
period 2000-04-01
CANNONDALE CORP /
filed 2000-05-16
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 1, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ----      ----

The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of May 10, 2000 was 7,503,167.

                                      INDEX



                                                                                            Page
                                                                                            ----

Part I      Financial Information

            Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets as of April 1,
                        2000, July 3, 1999 and March 27, 1999                                 1

                     Condensed Consolidated Statements of Operations for the
                        three and nine months ended April 1, 2000 and March 27, 1999          2

                     Condensed Consolidated Statements of Cash Flows for the
                        nine months ended April 1, 2000 and March 27, 1999                    3

                     Notes to Condensed Consolidated Financial Statements                     4

            Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                   10


Part II     Other Information

            Item 6.  Exhibits and Reports on Form 8-K                                        15

Signature                                                                                    16

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                 APRIL 1, 2000       JULY 3, 1999        MARCH 27, 1999
                                                                 -------------       ------------        --------------
                                                                  (UNAUDITED)                              (UNAUDITED)
ASSETS
Current assets:
     Cash ...............................................          $   3,902           $   3,300           $   2,190
     Trade accounts receivable, less allowances of
         $9,852, $10,074 and $10,359 ....................             61,523              59,379              77,144
     Inventory ..........................................             41,902              33,165              35,832
     Deferred income taxes ..............................              6,223               2,749               2,797
     Prepaid expenses and other current assets ..........              4,456               4,827               4,675
     Interest receivable from a related party ...........              1,110                 827                 574
                                                                   ---------           ---------           ---------
Total current assets ....................................            119,116             104,247             123,212
Property, plant and equipment, net ......................             40,129              41,377              38,492
Notes receivable and advances to related parties ........             13,174              12,954              12,706
Other assets ............................................              3,142               3,801               3,478
                                                                   ---------           ---------           ---------
Total assets ............................................          $ 175,561           $ 162,379           $ 177,888
                                                                   =========           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...................................          $  18,264           $  17,329           $  15,850
     Revolving credit advances ..........................              3,445                 882               3,202
     Income taxes payable ...............................                  -               2,252               2,055
     Warranty and other accrued expenses ................              5,434               7,284               7,021
     Payroll and other employee-related benefits ........              1,519               1,150               1,214
     Current installments of long-term debt .............             73,185                 456                 470
                                                                   ---------           ---------           ---------
Total current liabilities ...............................            101,847              29,353              29,812
Long-term debt, less current installments ...............                  -              55,997              70,897
Deferred income taxes ...................................              1,492               1,619               1,320
Other noncurrent liabilities ............................                432                 400                 406
                                                                   ---------           ---------           ---------
Total liabilities .......................................            103,771              87,369             102,435
                                                                   ---------           ---------           ---------

Stockholders' equity:
     Common stock, $.01 par value:
         Authorized shares - 40,000,000
         Issued shares - 8,796,067,  8,784,308 and
            8,771,161 ...................................                 88                  88                  88
     Additional paid-in capital .........................             57,868              57,815              57,708
     Retained earnings ..................................             39,735              41,328              40,419
     Less 1,292,900 shares in treasury at cost ..........            (20,162)            (20,162)            (20,162)
     Accumulated other comprehensive income .............             (5,739)             (4,059)             (2,600)
                                                                   ---------           ---------           ---------
Total stockholders' equity ..............................             71,790              75,010              75,453
                                                                   ---------           ---------           ---------
Total liabilities and stockholders' equity ..............          $ 175,561           $ 162,379           $ 177,888
                                                                   =========           =========           =========


                             SEE ACCOMPANYING NOTES

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   THREE MONTHS          THREE MONTHS          NINE MONTHS            NINE MONTHS
                                                      ENDED                  ENDED                ENDED                  ENDED
                                                     APRIL 1,              MARCH 27,             APRIL 1,              MARCH 27,
                                                       2000                  1999                  2000                  1999
                                                       ----                  ----                  ----                  ----
                                                    (UNAUDITED)           (UNAUDITED)           (UNAUDITED)           (UNAUDITED)

Net sales...................................        $    39,866            $   41,714          $   117,025            $   131,833
Cost of sales...............................             27,233                25,967               81,631                 85,300
                                                    -----------            ----------          -----------            -----------
Gross profit................................             12,633                15,747               35,394                 46,533
                                                    -----------            ----------          -----------            -----------

Expenses:
      Selling, general and administrative...             10,165                 9,242               29,116                 30,110
      Research and development..............              2,432                 2,540                6,621                  7,513
                                                    -----------            ----------          -----------            -----------
                                                         12,597                11,782               35,737                 37,623
                                                    -----------            ----------          -----------            -----------
Operating income (loss) ....................                 36                 3,965                 (343)                 8,910
                                                    -----------               -------            ----------             ---------

Other income (expense):
      Interest expense......................             (1,901)               (1,237)              (4,305)                (3,182)
      Other income .........................                531                   639                1,265                  1,030
                                                    -----------            ----------          -----------            -----------
                                                         (1,370)                 (598)              (3,040)                (2,152)
                                                    -----------            ----------          -----------            -----------

Income (loss) before income taxes...........             (1,334)                3,367               (3,383)                 6,758
Income tax benefit (expense)................                572                  (997)               1,790                 (1,744)
                                                    -----------            ----------          -----------            -----------
Net income (loss) ..........................        $      (762)           $    2,370          $    (1,593)           $     5,014
                                                    ===========            ==========          ===========            ===========

Basic earnings (loss) per share.............        $     (0.10)           $     0.32          $     (0.21)           $      0.67
                                                    ===========            ==========          ===========            ===========

Diluted earnings (loss) per share...........        $     (0.10)           $     0.31          $     (0.21)           $      0.65
                                                    ===========            ==========          ===========            ===========




                             SEE ACCOMPANYING NOTES

                     CANNONDALE CORPORATION AND SUBIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                          NINE MONTHS ENDED  NINE MONTHS ENDED
                                                                            APRIL 1, 2000      MARCH 27, 1999
                                                                            -------------      --------------
                                                                             (UNAUDITED)        (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES .............................          $   (15,215)       $    (7,716)
                                                                             -----------        -----------

INVESTING ACTIVITIES:
Loans and advances provided to related parties, net of repayments..                 (220)           (10,018)
Capital expenditures ..............................................               (4,448)           (10,969)
Proceeds from sale of equipment and buildings .....................                  633              4,133
                                                                             -----------        -----------
Net cash used in investing activities .............................               (4,035)           (16,854)
                                                                             -----------        -----------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock ........................                   53                300
Proceeds from issuance of long-term debt ..........................                    -             20,738
Payments for the purchase of treasury stock .......................                    -             (7,745)
Net proceeds from borrowings under short-term credit and capital
     lease agreements .............................................               19,356              1,042
Net proceeds from borrowings under long-term debt and capital lease
     agreements ...................................................                    -              9,780
                                                                             -----------        -----------
Net cash provided by financing activities .........................               19,409             24,115
                                                                             -----------        -----------

Effect of exchange rate changes on cash ...........................                  443               (386)
                                                                             -----------        -----------

Net increase (decrease) in cash ...................................                  602               (841)
Cash at beginning of period .......................................                3,300              3,031
                                                                             -----------        -----------
Cash at end of period .............................................          $     3,902        $     2,190
                                                                             ===========        ===========



                             SEE ACCOMPANYING NOTES

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 3, 1999 included in the Company's Annual Report on Form 10-K and Form 10-K/A.

Reclassifications

        Certain fiscal 1999 amounts have been reclassified to conform to the current year's presentation.



2.  INVENTORY

        The components of inventory are as follows (in thousands):


                                            APRIL 1, 2000       JULY 3, 1999      MARCH 27, 1999
                                            -------------       ------------      --------------
                                             (UNAUDITED)                           (UNAUDITED)

Raw materials .....................          $     24,806       $     17,723       $     18,025
Work-in-process ...................                 2,891              2,110              2,320
Finished goods ....................                16,536             14,993             17,576
                                             ------------       ------------       ------------
                                                   44,233             34,826             37,921
Less reserve for obsolete inventory                (2,331)            (1,661)            (2,089)
                                             ------------       ------------       ------------
                                             $     41,902       $     33,165       $     35,832
                                             ============       ============       ============

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



3.  EARNINGS PER SHARE AMOUNTS

        The following table is an illustration of the reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share computations and other related disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (in thousands, except earnings per share data):

                                                          THREE MONTHS       THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                         ENDED APRIL 1,     ENDED MARCH 27,    ENDED APRIL 1,     ENDED MARCH 27,
                                                               2000               1999              2000               1999
                                                               ----               ----              ----               ----
                                                           (UNAUDITED)         (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
NUMERATOR:
Numerator for basic and diluted earnings (loss) per
   share - net income (loss) available to common
   stockholders .......................................     $    (762)          $2,370          $    (1,593)          $5,014
                                                            =========           ======          ===========           ======
DENOMINATOR:
Denominator for basic earnings (loss) per share -
   weighted-average shares.............................         7,503            7,467                7,495            7,532
Effect of dilutive securities:
   Employee stock options .............................             -              195                    -              161
                                                            ---------           ------          -----------           ------
Denominator for diluted earnings (loss) per share -
   adjusted weighted-average shares and assumed
   conversions ........................................         7,503            7,662                7,495            7,693
                                                            =========           ======          ===========           ======

Basic earnings (loss) per share .......................     $   (0.10)          $ 0.32          $     (0.21)          $ 0.67
                                                            =========           ======          ===========           ======

Diluted earnings (loss) per share .....................     $   (0.10)          $ 0.31          $     (0.21)          $ 0.65
                                                            =========           ======          ===========           ======

        The following table sets forth the options to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted earnings (loss) per share. For the three and nine months ended April 1, 2000, inclusion of such options would result in an antidilutive effect due to the net loss incurred by the Company. For the three and nine months ended March 27, 1999, the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect was antidilutive.

                                                              OPTIONS          RANGE OF EXERCISE PRICES
                                                              -------          ------------------------
THREE MONTHS ENDED APRIL 1, 2000.................            2,383,862              $ 0.34 - $15.00
THREE MONTHS ENDED MARCH 27, 1999................                4,999              $10.56 - $15.00
NINE MONTHS ENDED APRIL 1, 2000 .................            2,325,140              $ 0.34 - $15.00
NINE MONTHS ENDED MARCH 27, 1999 ................              860,716              $ 9.31 - $16.56

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




4.  COMPREHENSIVE INCOME

        Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income (loss) is as follows, net of tax (in thousands):


                                                      THREE MONTHS        THREE MONTHS        NINE MONTHS       NINE MONTHS
                                                     ENDED APRIL 1,      ENDED MARCH 27,     ENDED APRIL 1,    ENDED MARCH 27,
                                                          2000                1999                2000              1999
                                                          ----                ----                ----              ----
                                                       (UNAUDITED)         (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

Net income (loss) ...........................          $     (762)         $    2,370         $   (1,593)        $    5,014
Foreign currency translation loss, net of tax              (1,336)             (2,058)            (1,680)              (460)
                                                       ----------          ----------         ----------         ----------
Total comprehensive income (loss) ...........          $   (2,098)         $      312         $   (3,273)        $    4,554
                                                       ==========          ==========         ==========         ==========

        The component of accumulated other comprehensive income is as follows, net of tax (in thousands):

                                                             APRIL 1, 2000          JULY 3, 1999     MARCH 27, 1999
                                                             -------------          ------------     --------------
                                                              (UNAUDITED)                             (UNAUDITED)

Foreign currency translation adjustments, net of tax...       $    (5,739)            $  (4,059)       $  (2,600)
                                                              -----------             ---------        ---------
Accumulated other comprehensive income.................       $    (5,739)            $  (4,059)       $  (2,600)
                                                              ===========             =========        =========


5.  OPERATIONS BY INDUSTRY SEGMENTS

        In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are bicycles and motorized vehicles. The Company operates predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle-related products are aggregated in the bicycle segment. The Company has also developed a line of motorized vehicles, including offroad motorcycles and an all-terrain vehicle, which are in the start-up stage of operations, and for which no revenues have been generated as of April 1, 2000.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




        Summarized segment data is as follows (in thousands):



                                           THREE MONTHS       THREE MONTHS         NINE MONTHS         NINE MONTHS
                                              ENDED              ENDED               ENDED                ENDED
                                             APRIL 1,           MARCH 27,           APRIL 1,             MARCH 27,
                                              2000                1999                2000                 1999
                                              ----                ----                ----                 ----
                                           (UNAUDITED)         (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
Net sales from external customers:
      Bicycles ......................       $  39,866           $  41,714           $ 117,025           $ 131,833
      Motorized Vehicles ............               -                   -                   -                   -
                                            ---------           ---------           ---------           ---------
                                            $  39,866           $  41,714           $ 117,025           $ 131,833
                                            =========           =========           =========           =========
Operating income (loss):
      Bicycles ......................       $   2,601           $   5,652           $   5,131           $  13,119
      Motorized Vehicles ............          (2,565)             (1,687)             (5,474)             (4,209)
                                            ---------           ---------           ---------           ---------
                                            $      36           $   3,965           $    (343)          $   8,910
                                            =========           =========           =========           =========

        The Company evaluates performance of its segments based on profit or loss from operations. The amounts below are not allocated between the segments (in thousands):

                                                 THREE MONTHS ENDED    THREE MONTHS ENDED     NINE MONTHS ENDED    NINE MONTHS ENDED
                                                      APRIL 1,              MARCH 27,             APRIL 1,             MARCH 27,
                                                        2000                  1999                  2000                  1999
                                                        ----                  ----                  ----                  ----
                                                    (UNAUDITED)            (UNAUDITED)           (UNAUDITED)          (UNAUDITED)

Total operating income (loss) for reportable
segments ...................................          $    36              $ 3,965                $  (343)             $ 8,910

Other income (expense):
   Interest expense ........................           (1,901)              (1,237)                (4,305)              (3,182)
   Other income ............................              531                  639                  1,265                1,030
                                                      -------              -------                -------              -------
                                                       (1,370)                (598)                (3,040)              (2,152)
                                                      -------              -------                -------              -------
Income (loss) before income taxes ..........          $(1,334)             $ 3,367                $(3,383)             $ 6,758
                                                      =======              =======                =======              =======

        Summarized segment assets are as follows (in thousands):


                                                                    APRIL 1, 2000             JULY 3, 1999          MARCH 27, 1999
                                                                    -------------             ------------          --------------
                                                                     (UNAUDITED)                                     (UNAUDITED)
Identifiable Assets:
     Bicycles ...................................                     $ 161,351               $   153,072             $  171,484
     Motorized Vehicles .........................                        14,210                     9,307                  6,404
                                                                      ---------               -----------             ----------
                                                                      $ 175,561               $   162,379             $  177,888
                                                                      =========               ===========             ==========

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


7.  DEBT

        During the fourth quarter of fiscal 2000, the Company received a covenant waiver from its lenders, pursuant to the provisions of the amended and restated multi-currency credit facility dated January 22, 1999 (the "facility"), pertaining to certain covenants under the provisions of the agreement as of April 30, 2000. The waiver obligates the Company to refinance the facility or to satisfy the covenants by June 15, 2000. The waiver provides for the payment of
(a) an initial fee equal to 0.25% of the sum of the aggregate amount of term loans outstanding at April 30, 2000 plus the aggregate of all revolving credit commitments as of April 30, 2000; (b) term loan reduction fees equal to 0.50% of each payment or prepayment of outstanding term loans during the period May 1, 2000 through June 15, 2000; (c) revolver reduction fees equal to 0.50% of each reduction or termination of revolving credit commitments during the period May 1, 2000 through June 15, 2000; and (d) an outstandings fee equal to 1.00% of the sum of the term loans and revolving credit commitments outstanding as of June 15, 2000. Term loan reduction fees are waived with respect to certain paydowns as listed in the consent and waiver agreement.

        As of the date of this report, the Company does not expect to be in compliance with the financial covenants of the facility on June 15, 2000. Accordingly, long-term debt has been reclassified to a current liability on the balance sheet as of April 1, 2000. The Company is currently considering proposals to refinance the facility.

        During the third quarter of fiscal 2000, the Company received a covenant waiver from its lenders, pursuant to the provisions of the facility, pertaining to certain covenants under the provisions of the agreement as of its fiscal quarter ended January 1, 2000. The covenant waiver was effective until April 30, 2000.


8.  RELATED PARTY TRANSACTIONS

        During the first quarter of fiscal 1999, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $10.0 million for the purchase of certain real property. This loan was combined with a previous loan in the principal amount of $2.0 million which enabled him to meet certain tax obligations in April 1998. The combined loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on certain real property. The Company deferred the first interest payment of approximately $900,000 payable by Mr. Montgomery to the Company due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery is obligated to sell 75,000 shares of his stock in the Company per quarter, and the net proceeds of such sales will be remitted to the Company to pay the deferred interest. The stock selling program by Mr. Montgomery is subject to applicable securities laws and other restrictions which may preclude him from selling a total of 75,000

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




shares per quarter. During the third quarter of fiscal 2000, Mr. Montgomery sold 75,000 shares of his stock in the Company pursuant to the terms of the deferral. This selling program will continue until the balance of the deferred interest is paid by Mr. Montgomery in its entirety.

        In the second quarter of fiscal 2000, the Company decided not to purchase a Learjet aircraft, for which the Company had paid a $500,000 deposit in fiscal 1998 to JSM Aviation LLC, a Connecticut limited liability company of which Mr. Montgomery is the sole shareholder. Accordingly, the deposit was returned to the Company with accrued interest thereon.

9.  SUBSEQUENT EVENT

        During the fourth quarter of fiscal 2000, the Company received a $1,000,000 loan from the Pennsylvania Industrial Development Authority. The loan is secured by the Company's motorcycle facility in Bedford, Pennsylvania, and extends through 2015, payable in equal monthly installments. The interest rate on the loan is fixed at 3.75%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net Sales. Net sales decreased to $39.9 million in the third quarter of fiscal 2000 from $41.7 million in the third quarter of fiscal 1999, a reduction of $1.8 million or 4.4%. This decrease in net sales is primarily attributable to the impact of dealer inventory adjustments in the European market and the resulting changes in the seasonality of shipments to European retailers. In addition, net sales were also negatively affected by the strengthening of the U.S. dollar compared to the Euro.

        For the first nine months of fiscal 2000, net sales were $117.0 million, a decrease of $14.8 million or 11.2% from the $131.8 million in net sales recorded for the same period last year. The decreased sales for the first nine months of fiscal 2000 were primarily a result of dealer inventory adjustments in the European market and the resulting changes in the seasonality of shipments to European retailers, and component shortages in the first quarter caused by the September earthquake in Taiwan.

        Gross Profit. Gross profit was $12.6 million in the third quarter of fiscal 2000, a decrease of $3.1 million or 19.8% from the gross profit in the third quarter of fiscal 1999 of $15.7 million. Gross profit as a percentage of net sales in the third quarter of fiscal 2000 decreased to 31.7% compared to 37.7% for the third quarter of fiscal 1999. The reduction in gross profit dollars and the gross profit rate is attributable to a less favorable sales mix between the domestic market and the international market, where the Company typically achieves a higher gross profit rate. In addition, higher costs for purchased components resulting from a stronger Japanese yen relative to the U.S. dollar compared to the same period last year contributed to a lower gross profit percentage in the third quarter of fiscal 2000.

        For the nine months ended April 1, 2000, gross profit was $35.4 million, a decrease of $11.1 million or 23.9% from the $46.5 million in gross profit for the same period last year. For the first nine months of fiscal 2000, gross profit as a percentage of net sales was 30.2% compared to 35.3% for the first nine months of fiscal 1999. In addition to the changes in the seasonality of shipments in Europe and higher costs for purchased components resulting from the stronger Japanese yen, the gross margin for the first nine months of fiscal 2000 was adversely affected by component shortages caused by the earthquake in Taiwan which precluded the Company from shipping its high-end products in the first quarter of fiscal 2000.

        Operating Expenses. Operating expenses were $12.6 million for the third quarter of fiscal 2000, an increase of approximately $800,000 or 6.9% from the $11.8 million recorded for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, operating expenses were $35.7 million, a decrease of $1.9 million or 5.0% from the $37.6 million recorded for the first nine months of fiscal 1999.

        Selling, general and administrative expenses increased to $10.2 million in the third quarter of fiscal 2000, from $9.2 million recorded during the prior-year period. For the nine months ended April 1, 2000, selling, general and administrative expenses were $29.1 million, a decrease of $1.0 million or 3.3% from the $30.1 million recorded for the same period last year. Increased selling, general and administrative expenses for the third quarter of fiscal 2000 were primarily associated with motorcycle expenses, including depreciation and insurance. For the first nine months of fiscal 2000, decreased selling, general and administrative expenses were a result of lower expenses directly related to sales volume, including advertising and bad debts, slightly offset by motorcycle expenses. As a percentage of net sales, selling, general and administrative expenses increased to 24.9% for the first nine months of fiscal 2000 compared to 22.8% for the first nine months of fiscal 1999 due to the reduction in net sales levels.

        Research and development expenses decreased to $2.4 million in the third quarter of fiscal 2000, from $2.5 million recorded during the prior-year period. For the first nine months of fiscal 2000, research and development expenses decreased to $6.6 million from $7.5 million recorded for the first nine months of fiscal 1999. The decrease in expenses during fiscal 2000 was primarily attributable to the near completion of the MX400 motorcycle development. Production of sub-assemblies for the MX400 motorcycle continued in the new motorcycle facility in Bedford, Pennsylvania, and shipments are scheduled to commence during the fourth quarter of fiscal 2000. For the first nine months of fiscal 2000 and 1999, research and development expenses represented 5.7% of net sales.

        Other income (expense). Interest expense increased to $1.9 million in the third quarter of fiscal 2000 from $1.2 million recorded during the prior-year period. For the nine months ended April 1, 2000, interest expense was $4.3 million compared to $3.2 million recorded for the same period last year. The increase in interest expense was primarily attributable to the increase in borrowings and interest rates compared to the same periods last year. For fiscal 2000, other income primarily consisted of interest income from the loan to Joseph Montgomery, interest earned on the Company's deposit to purchase an aircraft from Learjet which was refunded to the Company in January 2000, and finance charges relating to accounts receivable. For the three- and nine-month periods ended April 1, 2000, interest income from the loan to Mr. Montgomery was $264,000 and $764,000, respectively.

        Income Taxes. The income tax benefit recorded for the third quarter of fiscal 2000 was $572,000, a change of $1.6 million compared to the income tax expense recorded for the same period last year of $997,000. For the nine months ended April 1, 2000, the income tax benefit was $1.8 million, a change of approximately $3.5 million compared to the income tax expense of $1.7 million recorded for the first nine months of fiscal 1999. For both periods, the reduction in income tax expense is primarily attributable to decreased profitability from the Company's European operations.



LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $15.2 million for the first nine months of fiscal 2000, an increase of $7.4 million compared to the $7.8 million used in operating activities for the same period of fiscal 1999. The increase in cash used in operating activities was primarily attributable to the net loss for the first nine months of fiscal 2000.

        Capital expenditures were $4.4 million for the first nine months of fiscal 2000 compared to $11.0 million for the first nine months of fiscal 1999. Capital expenditures during the first nine months of fiscal 2000 principally consisted of computer equipment and manufacturing equipment associated with the production of the bicycle and motorized vehicle product lines. Capital expenditures during the first nine months of fiscal 1999 principally consisted of the Company's investment in the production facility for its motorcycles in Bedford, Pennsylvania, and computer and manufacturing equipment.

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

        During the third quarter of fiscal 1999, the Company entered into a $2.9 million sale-leaseback transaction for its Cessna Citation Jet aircraft. The sale resulted in a $131,000 gain for the Company which was deferred and is being amortized over the five-year term of the lease. The related lease is being accounted for as an operating lease and resulted in additional rent expense of approximately $273,000 annually.

        During the first quarter of fiscal 1999, the Company completed the sale of its Philipsburg facility to the Moshannon Valley Development Authority for approximately $1.4 million, an amount which approximated the net book value of the facility. The operations from the Philipsburg facility were moved to the Bedford facility in June 1998.

        During the first quarter of fiscal 1999, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $10.0 million for the purchase of certain real property. This loan was combined with a previous loan in the principal amount of $2.0 million which enabled him to meet certain tax obligations in April 1998. The combined loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a mortgage on certain real property. The Company deferred the first interest payment of approximately $900,000 payable by Mr. Montgomery to the Company due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery is obligated to sell 75,000 shares of his stock in the Company per quarter, and the net proceeds of such sales will be remitted to the Company to pay the deferred interest. The stock selling program by Mr. Montgomery is subject to applicable securities laws and other restrictions which may preclude him from selling a total of 75,000 shares per quarter. During the third quarter of fiscal 2000, Mr. Montgomery sold 75,000 shares of his stock in the Company pursuant to the terms of the deferral. This selling program will continue until the balance of the deferred interest is paid by Mr. Montgomery in its entirety.

        Under its stock repurchase programs, the Company repurchased an aggregate of 636,500 shares of its common stock during the first quarter of fiscal 1999 at a cost of $7.7 million. The Company has not repurchased any shares of its common stock since that time.

        Net cash provided by financing activities for the first nine months of fiscal 2000 was $19.4 million, a decrease of approximately $4.7 million compared to the $24.1 million provided by financing activities for the first nine months of fiscal 1999. The net cash provided by financing activities during the first nine months of fiscal 2000 primarily reflects the increase in the Company's multi-currency revolving credit facility in order to finance working capital needs and capital expenditures. The net cash provided by financing activities in fiscal 1999 primarily reflects the net proceeds from borrowings under the Company's multi-currency revolving credit facility to meet its operating and capital requirements, to finance the Company's programs to repurchase shares of its common stock and to finance the loan to Mr. Montgomery.

        During the fourth quarter of fiscal 2000, the Company received a covenant waiver from its lenders, pursuant to the provisions of the amended and restated multi-currency credit facility dated January 22, 1999 (the "facility"), pertaining to certain covenants under the provisions of the agreement as of April 30, 2000. The waiver obligates the Company to refinance the facility or to satisfy the covenants by June 15, 2000. The waiver provides for the payment of
(a) an initial fee equal to 0.25% of the sum of the aggregate amount of term loans outstanding at April 30, 2000 plus the aggregate of all revolving credit commitments as of April 30, 2000; (b) term loan reduction fees equal to 0.50% of each payment or prepayment of outstanding term loans during the period May 1, 2000 through June 15, 2000; (c) revolver reduction fees equal to 0.50% of each reduction or termination of revolving credit commitments during the period May 1, 2000 through June 15, 2000; and (d) an outstandings fee equal to 1.00% of the sum of the term loans and revolving credit commitments outstanding as of June 15, 2000. Term loan reduction fees are waived with respect to certain paydowns as listed in the consent and waiver agreement. During May 2000, the Company paid $187,500 as an initial fee per the terms of the waiver.

        As of the date of this report, the Company does not expect to be in compliance with the financial covenants of the facility on June 15, 2000. Accordingly, long-term debt has been reclassified to a current liability on the balance sheet as of April 1, 2000. The Company is currently considering proposals to refinance the facility.

        During the third quarter of fiscal 2000, the Company received a covenant waiver from its lenders, pursuant to the provisions of the facility, pertaining to certain covenants under the provisions of the agreement as of its fiscal quarter ended January 1, 2000. The covenant waiver was effective until April 30, 2000.

YEAR 2000 COMPLIANCE

        The Company assessed its exposure to the Year 2000 problem and completed a comprehensive response to that exposure. The Company had potential Year 2000 exposures in three areas: (a) financial and management operating computer systems used to manage the Company's business, (b) manufacturing equipment used by the Company and (c) computer systems used by third parties, in particular customers and suppliers of the Company. To date, the Company has not encountered any adverse effects with respect to the Year 2000 problem. The Company spent approximately $73,000 in its Year 2000 readiness efforts. The Company had increased its overall fiscal 2000 information technologies budget to accommodate Year 2000 issues and has not delayed other information technology projects critical to the Company's business. The Company will continue to monitor its own systems and those of its customers and suppliers to identify and address any computer system problems related to the Year 2000 dating issue.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

        This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the timing of the Company's planned production and shipping of its MX400 motocross motorcycle and related new products; statements regarding the Company's capital and current operational investments to finance the planned growth of the Company; statements regarding the Company's expected cash needs, sources of cash to fund its planned operating and capital requirements, and its future ability to comply with the terms and conditions of the facility; and statements regarding the impact of the Year 2000 issue and the Euro conversion on computerized information systems. Such statements are based upon the facts presently known to the Company and assumptions as to important future events, many of which are beyond the control of the Company. Reference is made to the "Management's Discussion and Analysis of Financial

Condition and Results of Operations" contained in the Company's annual report on Form 10-K and Form 10-K/A for the fiscal year ended July 3, 1999 for a description of certain additional risk factors which may affect the Company's future results.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K                            Page
                                                                      ----

            (a) Index to Exhibits                                       17

            (b) Reports on Form 8-K                                   None

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CANNONDALE CORPORATION


Date: May 16, 2000                             /s/  William A. Luca
                                             --------------------------------
                                             William A. Luca
                                             Vice President, Treasurer, Chief
                                             Operating Officer, and Chief
                                             Financial Officer
                                             (Principal Financial Officer
                                             and authorized signatory)

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER       DESCRIPTION
------       -----------


10.1 Consent and Waiver, dated as of February 15, 2000, among the Company, Bank of America, N.A., as Administrative Agent, Fleet National Bank, The Chase Manhattan Bank, and Citizens Bank of Massachusetts.


27           Financial Data Schedule for the Nine Months Ended April 1, 2000