Form 10-K
period 2000-07-01
CANNONDALE CORP /
filed 2000-09-29
CIK 930795

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

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              FOR THE FISCAL YEAR ENDED JULY 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-24884

                             CANNONDALE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      06-0871823
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)
             16 TROWBRIDGE DRIVE,                                  06801
             BETHEL, CONNECTICUT                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (203) 749-7000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     NONE                                           N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01
                          COMMON STOCK PURCHASE RIGHTS

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At September 18, 2000, the aggregate market value of the voting stock held by non-affiliates of registrant was $21,647,725 based on the per share closing price on such date, and registrant had 7,515,225 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III, as set forth herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

  GENERAL.

     Cannondale Corporation ("Cannondale" or the "Company") is a leading manufacturer of high-performance bicycles. The Company's bicycle line has grown from 21 models in its 1992 model year to 85 models in its 2001 model year, the significant majority of which are hand assembled and constructed with hand-welded aluminum frames. Cannondale also sells other bicycle-related products, which include clothing, shoes and bags, and a line of components, some of which are manufactured for the Company by third parties. The Company was incorporated in Delaware in 1971.

     During fiscal 2000, the Company entered the motorsports market with the production and shipment of its first MX400 motocross motorcycle. The Company also has announced plans to manufacture and sell three additional motorized recreational vehicles: two new motorcycle models and a four-wheeled all-terrain vehicle ("ATV").

     The bicycle market has matured in recent years and its growth has subsided. The Company believes that it can leverage its domestic flexible manufacturing capabilities which allow it to consistently provide high quality and innovative products to the market faster than its competition to take strategic advantage of the current market conditions. Additionally, the Company believes that a marketing strategy consistent with the bicycle product line, one that focuses on innovation, differentiation, performance and quality leadership, used in the motorsports market, provides the Company with a viable diversification growth strategy.

  PRODUCTS -- BICYCLES.

     The Company's bicycles are marketed under the Cannondale brand name and "Handmade in USA" logo. The Company's 2001 bicycle line offers 85 models, the vast majority of which feature a lightweight Cannondale hand-welded and hand-assembled aluminum frame. Cannondale's use of aluminum allows it to produce frames that are generally lighter in weight than steel frames. Cannondale bicycles employ wide diameter tubing, which provides greater frame rigidity as well as a distinctive look. Certain Cannondale models also have full or front suspension systems, offering greater comfort and control than non-suspended bikes. The Company's 2001 bicycle line also features models with the Raven frame. A high-performance, full suspension mountain bike frame, the Raven is composed of lightweight thermoplastic carbon fiber skins bonded to a magnesium spine, providing an even lighter frame weight than its steel and aluminum counterparts.

     There are five major categories of bicycles sold in the adult market: mountain, road racing, multi-sport, recreational and specialty. Mountain bikes have wide knobby tires and straight handlebars, and are designed for off-road riding. Road racing bikes are lightweight with thin tires and drop (curved) handlebars, and are used for competitions or fast-paced fitness riding on paved roads. Multi-sport bikes, designed for triathlons and other multi-sport races, typically have smaller diameter wheels than traditional road racing bikes, and are crafted from aerodynamic tubes. The recreational segment is composed of hybrid and comfort bikes. Both categories offer the more upright riding position of mountain bikes, making them popular with non-enthusiast riders. Hybrid models use thinner, more smoothly treaded tires than those found on mountain bikes for lower rolling resistance, while comfort bikes are equipped with generously padded saddles and other features to maximize rider comfort. The specialty bicycle market encompasses various niche products, including tandem, touring, cyclocross and street models.

     The 85 bicycle models in Cannondale's 2001 model year are distributed in the five major bicycle categories as follows:

                                          NUMBER OF
CATEGORY                                 2001 MODELS
--------                                 -----------
Mountain Bikes:
  Full Suspension......................      16
  Front Suspension.....................      13
  Non-Suspended........................       1
Road Bikes:
  Front Suspension.....................       2
  Non-Suspended........................      14
Aero and Multi-Sport...................       4
Recreational:
  Hybrid...............................      13         (five front suspension and one full
                                                        suspension)
  Comfort..............................       5         (two front suspension and one full
                                                        suspension)
Specialty:
  Tandem...............................       5         (two front suspension)
  Touring..............................       3         (one front suspension)
  Cyclocross...........................       2         (one front suspension)
  Street...............................       7

     The Company's 2001 line of proprietary HeadShok front suspension forks is comprised of a total of 13 models. Each HeadShok model offers the Company an important point of differentiation from other bicycle manufacturers, virtually all of whom use the same brand-name forks produced by three independent suppliers. The Company's 2001 HeadShok line is highlighted by three Lefty fork models. The HeadShok Lefty models each feature a single telescoping blade that dramatically reduces weight while delivering generous travel. The flagship Lefty fork, the new Lefty Carbon ELO, features a carbon fiber telescoping blade and weighs 317 grams less than the 2000 model year Lefty. The newer fork also features ELO (Electronic Lock-Out), a handlebar-mounted push-button switch that electronically deactivates the fork's suspension on demand to prevent wasteful bobbing during sprints and climbs.

     The Company also manufactures other proprietary components to further distinguish itself from its competitors, and to pursue a strategy of "System Integration." System Integration is the process by which Cannondale designers create dedicated frames and components concurrently. The strategy allows Cannondale designers to aggressively pursue new levels of light weight and performance, without the restrictions of pre-set standards imposed by component suppliers. An example of System Integration is the Company's new CAAD6 road frame, and its dedicated Hollowgram front gear assembly. The CAAD6 frame is specially constructed to accommodate the Hollowgram components, which are 22% lighter and 4% more efficient (stiffer) than the comparable leading parts available to other bicycle manufacturers.

     The Company also offers a complete line of men's and women's cycling apparel. The line features numerous garments, and ranges from traditional cycling shorts and jerseys to specialized water and windproof shells cut specifically for cold weather cycling. The line includes three collections:
Vertex, a high-performance, competition-level line including team apparel; HpX, a versatile line of performance-oriented apparel for riders of all abilities; and Terra, more loosely-cut garments for off-road riding.

     In addition to its bicycle, suspension fork, component and clothing lines, the Company manufactures and sells bicycle accessories, including bags, shoes, and other items, some of which are manufactured for the Company by third parties. These products are sold primarily through the same distribution channels as the Company's bicycles, forks, components and apparel.

  PRODUCTS -- MOTORSPORTS.

     In May 2000, the Company shipped its first Cannondale MX400, a high-performance motocross (off-road racing) motorcycle. The Cannondale MX400 allows the Company to extend its brand into a new market by capitalizing on several of its core competencies, particularly the ability to design, test and manufacture two-wheeled, welded and heat-treated aluminum-framed vehicles for off-road use. The MX400 is powered by a proprietary liquid-cooled, electric-start, 432 cc four-stroke engine with a unique reversed cylinder head. The four-valve engine is fuel injected to deliver the proper air/fuel mixture to the engine independent of changes in air temperature or altitude. Fuel injection also eliminates the carburetor, lowering the motorcycle's gas tank, and thus its center of gravity, for improved handling. The elimination of the carburetor also allows optimal shock absorber placement for improved rear wheel suspension performance.

     The Company also has three additional motorized recreational vehicles in development: two new motorcycle models and a four-wheeled ATV. The two new motorcycles, the EX400 and XC400, are based on the MX400 frame and engine platforms, and are targeted at different segments of the off-road motorcycle market. The FX400 ATV also utilizes the MX400 engine platform. The Company expects to begin initial shipments of the FX400 by the end of the second quarter or the beginning of the third quarter of fiscal 2001, with the two motorcycle models following in the first half of fiscal 2002.

     A collection of motorcycle apparel, Full Throttle Racewear, is also sold by Cannondale and was introduced in 2000 concurrently with the MX400.

     For additional information about revenues, profit and loss, and total assets for the bicycle and motorsports segments, see Note 13 in the Notes to Consolidated Financial Statements included in this report.

  MARKETING.

     The goal of the Company's marketing program is to establish Cannondale as the leading high-performance brand in the specialty bicycle and motorsports retail channels. The marketing effort is focused on innovation, differentiation, performance and quality leadership.

     The Company uses the internet aggressively to promote its brand and image, offering consumers a popular web site (www.cannondale.com), which averages more than 18,200 visitors each day. The bicycle segment of the web site incorporates several innovative features to link the Company and its products with potential customers. The site's Select-A-Bike tool helps match customers to appropriate bike models based upon their preferences and budget. The Test Ride function allows customers to locate a particular bike model and size in their geographic area by searching a database of dealer inventories, with a subsequent series of automated e-mails between Cannondale, the customer, and their local dealer coordinating the test ride process.

     The Company has also expanded its on-line presence by offering foreign language versions of key content areas. A password-protected dealer extranet, the Cannondale Insider, is also in use. Future improvements to the Cannondale Insider will ultimately allow the Company's retailers to check backorders and product availability on-line, as well as place orders and review their account status.

     The web site is also home to the Company's CHAIN Gang, a loose confederation of more than 50,000 Cannondale owners and fans of the Company who receive regular e-mail updates concerning new products, sales promotions, race results, and other news. The CHAIN Gang program is being expanded to include product demos and the distribution of promotional CHAIN Gang items to members at races, cycling festivals, and organized rides throughout the U.S. and Europe.

     Another element of the Company's bicycle marketing effort is its sponsorship of professional cycling teams. Since 1994, the Volvo/Cannondale mountain bike racing team has made contributions to the bicycle product development effort of the Company, and served as a major focus of the Company's bicycle marketing effort. The Company is leveraging the competitive success of the racing team by using photo images of the athletes on its web site, in print media, on point-of-sale literature, banners, product packaging and product catalogs.

     Cannondale's sponsorship of the Saeco/Valli&Valli professional road cycling team is designed to increase the Company's visibility and credibility among the high-end consumers dedicated to road racing. A major force in the Giro d'Italia, Tour de France, U.S. Pro Championships and other top professional road cycling events, the Saeco/Valli&Valli team has competed aboard Cannondale bicycles and in the Company's cycling apparel since the spring of 1997.

     The MX400 motorcycle and other motorsports products are being promoted largely through a product-driven marketing strategy. Due to the innovations and significant new technology that the Company is incorporating in its motorsports products, the products have received significant amounts of favorable exposure in enthusiast print media. The motorsports products are also supported by a dedicated area within the Company's web site, and with a motorsports-specific on-line mailing list similar to the CHAIN Gang.

     All of the Company's products are supported by an active program to generate product publicity in a variety of print and broadcast media, both enthusiast and general interest.

  SALES AND DISTRIBUTION.

     Cannondale's distribution strategy is to sell its bicycles through specialty bicycle retailers who it believes have the ability to provide knowledgeable sales assistance regarding the technical and performance characteristics of its products, and to provide an ongoing commitment to servicing its bicycles. In addition, in order to increase the sales of its clothing and accessory lines, the Company expanded its distribution network to include sport-specialty retailers. The Company does not sell bicycles through mass merchandisers. A key aspect of the Company's strategy is to align itself with a network of specialty bicycle retailers that can support the Company's growth objectives. When adding new retailers, the Company takes into account a number of factors, including the targeting of certain market areas determined by analyzing various population, demographic and competitive characteristics.

     In the United States and Canada, the Company currently sells bicycles and accessories directly to approximately 1,000 specialty bicycle retailer locations and sells accessories through approximately an additional 500 retailer locations. Generally, the Company's retailers do not have exclusive rights in any territory. In addition to selling bicycles, the Company's 34-member field-sales force is responsible for selling the Company's clothing, accessory, CODA brand components and HeadShok lines. The Company's sales force contributes to all aspects of customer service, including marketing the Company's products to retailers, providing retailer assistance and assisting in the Company's accounts receivable management. The account managers also monitor retail sales at the retailer level, enabling the Company to better respond to changes in market demand and to adjust production accordingly. In addition, the Company employs a staff of inside sales representatives to handle retailer orders between visits from the field-sales force, and maintains staff to handle telemarketing and special incentive programs.

     Substantially all of Cannondale's domestic and international bicycle retailers participate in the Authorized Retailer Program ("ARP"). Typically, retailers that participate in the ARP place orders for the year and plan to take delivery at predetermined points throughout the year. This program enables retailers to plan their business around scheduled deliveries and provides freight and pricing discounts, as well as payment terms that are conducive with the seasonality of the business. Under the ARP, the Cannondale sales force formulates a delivery plan with its retailers, typically based upon historical delivery information, that conforms with the retailers' growth objectives and inventory needs. This program incorporates freight and pricing discounts as incentives for the retailers to achieve their growth objectives formulated by the retailers and the Company's sales force. The Company believes that the ARP allows Cannondale to maximize the competitive advantage of its flexible domestic manufacturing capabilities which provide the Company with the ability to rapidly meet changes in market trends and demand. The payment terms offered by the Company generally vary from 30 to 210 days from the date of shipment, depending on the time of year and other factors. Orders may be canceled by the retailers without penalty up to 30 days before shipment.

     Cannondale's distribution strategy is to sell its motorsports products through a network of independent motorsports dealerships. As with specialty bicycle retailers, specialty motorsports retailers can most effectively communicate to customers the technical and performance characteristics of the Company's products.

Specialty motorsports retailers are also best able to provide proper initial set-up and adjustment of the Company's products, as well as ongoing service and repair. For motorcycles, the Company utilizes a third-party financial services organization to finance dealer inventory purchases whereby the Company receives payment from such organization for all motorcycle shipments within 30 days, less an interest factor. All other product is sold with payment terms from 30 to 60 days.

  INTERNATIONAL OPERATIONS.

     The Company's bicycle products are sold in approximately 60 foreign countries. The Company's activities in Europe, Japan and Australia are conducted through three wholly-owned subsidiaries, Cannondale Europe B.V. ("Cannondale Europe"), Cannondale Japan KK ("Cannondale Japan") and Cannondale Australia Pty Limited ("Cannondale Australia"), respectively. Sales in other foreign countries are made by the Company from the United States through the use of 45 foreign distributors who sell the Company's products to specialty bicycle retailers overseas. During fiscal 2000, 1999 and 1998, Cannondale Europe accounted for 41%, 48% and 45%, respectively, of consolidated net sales, while Cannondale Japan accounted for 5%, 4% and 5%, respectively. Cannondale Australia accounted for 2% of consolidated net sales in fiscal 2000 and 1% of consolidated net sales in fiscal 1999 and 1998.

     Motorsports products are not yet available to the international market.

     Cannondale Europe. Cannondale Europe based in Oldenzaal, the Netherlands, was formed in 1989. Cannondale Europe assembles bicycles at its Netherlands facilities using frames and components manufactured by the Company, as well as components manufactured by third parties. Cannondale Europe sells bicycles and accessories directly to approximately 1,200 specialty bicycle retailer locations in Austria, Belgium, Denmark, Finland, France, Germany, Italy, Ireland, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom using locally based employee account managers supervised from the Oldenzaal headquarters. Distributors are used in Greece, Hungary, Turkey, Greenland, India, Bulgaria, Andorra, Malta, Estonia, Lithuania and the Czech Republic.

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

  SUPPLIERS.

     Cannondale sources material and components on a global basis in order to keep pricing and availability at stable levels. Cannondale has developed strong relationships with vendors who have a proven track record in their markets. The Company has few long-term agreements with its major suppliers. Aluminum tubing, the primary material employed in the Company's manufacturing operations for its bicycles and motorsports products, is available from a number of domestic suppliers. The Company currently has a supply agreement for aluminum tubing expiring June 30, 2001, with an option to extend the agreement for an additional six months with price protection throughout the term of the contract. The Company believes that the termination of its current agreement would not have a significant impact on the availability of aluminum tubing, as the supply is currently strong and the Company also utilizes other aluminum suppliers. Purchases from Japanese component manufacturers are made through Cannondale Japan. The Company's largest component supplier is Shimano, which was the source of approximately 22% of the Company's total raw material inventory purchases in fiscal 2000. Although the Company believes it has established close relationships with the principal suppliers of its materials and components, the Company believes that its future success will depend upon its ability to maintain flexible relationships, which may be terminated by such suppliers on short notice, or to substitute new suppliers without interruption of supply.

  PATENTS AND TRADEMARKS.

     The Company holds 39 United States patents relating to various products, processes or designs with expiration dates ranging from 2001 to 2017. The Company focuses on obtaining patent protection for its core technologies and seeks broad coverage to protect its position in the industry. The Company believes that its patented technology is a reflection of its success in product innovation and that, collectively, its patents enhance its ability to compete. However, in light of the nature of innovation in the bicycle and motorsports industries, the Company does not believe that the loss of any one of its patents, or the expiration of any of its current patents, would have a material adverse effect on the Company's business or results of operations.

     The Company holds numerous United States trademarks, covering the CANNONDALE, CODA and HeadShok names and the names of a variety of products and components. The CANNONDALE and CODA trademarks are also registered in Cannondale's significant foreign markets. The Company believes its CANNONDALE trademarks have strong brand name recognition in the bicycle and accessory markets, which the Company believes is a significant competitive factor. The Company also believes that its strong brand name will have a favorable effect on the Company's entry into the motorsports market.

  SEASONALITY.

     The Company's business is seasonal due to consumer spending patterns, which in turn affect retailer delivery preferences, and historically resulted in significantly stronger operating results in the third and fourth fiscal quarters (January through June). During fiscal 2000, 1999 and 1998, the Company's operating results have deviated from this historical pattern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Quarterly Financial Data; Seasonality" included in Part II,
Item 7 of this report.

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

     The motorsports market is also highly competitive. The Company's principal competitors are foreign manufacturers that have financial resources substantially greater than those of the Company. These competitors also have established manufacturing capabilities, are more diversified than the Company, and market and sell products with strong brand recognition. As a result of the foregoing, there can be no assurance that the Company will successfully penetrate the motorsports market.

  RESEARCH AND DEVELOPMENT.

     Cannondale's bicycle research and development efforts are directed toward the creation of new and innovative products, and improving existing designs by making them lighter, stronger, faster and more comfortable. It is the objective of the research and development group to design and deliver innovative products to further the Company's efforts to position itself as an innovation leader. The Company's research and development efforts are assisted by its sponsored race teams, particularly the Volvo/Cannondale mountain bike racing team, which provides significant feedback on product design, performance and durability.

     The Company's research and development efforts have resulted in design and production systems that allow the Company to compress the time between concept and production. The Company believes that its research and development efforts have benefited from efficiencies realized through the use of computer-aided design tools and increased integration of the design and production processes. In addition, the Company's collaboration with its racing teams has led to the development of several competitive new products, including new generations of CAAD (Cannondale Advanced Aluminum Design) road and mountain bicycle frames, the HeadShok Lefty fork and the second-generation Raven, as well as the continuous refinement of the Company's existing products.

     The research and development group leveraged its core competencies as a technology leader of frame and suspension products in the bicycle industry to develop an innovative frame and suspension system for its first motocross motorcycle, the MX400. In addition, the Company developed a proprietary 432cc four-stroke engine, manufactured at the Company's new production facility in Bedford, Pennsylvania, that will be used in the MX400 and other motorsports products. The Company is incorporating the design, testing and production techniques used in the development of its bicycle product line to continue to bring new and innovative motorsports-related products to the market. The Company invested approximately $4.7 million, $5.9 million and $2.0 million into research and development of its motorsports products during fiscal years 2000, 1999 and 1998, respectively.

     The development of the motorsports and bicycle-related innovations exemplify the commitment by the Company to continue to invest in developing design, product and process technologies to differentiate itself from its competition. The Company invested approximately $8.5 million, $10.2 million and $6.8 million into research and development of both bicycle and motorsports products during fiscal years 2000, 1999 and 1998, respectively.

  ENVIRONMENTAL MATTERS.

     The Company is subject to all applicable federal, state and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company does not believe that compliance with these regulations has an adverse effect upon its business.

     A portion of the Company's Bedford, Pennsylvania, property acquired in 1992 was the subject of a groundwater monitoring program, stemming from the removal, prior to Cannondale's acquisition of the property, of certain underground storage tanks. The Company received a waiver from the Department of Environmental Protection that provided for the cessation of this program. During the program, no groundwater contamination was indicated in the sampling results. In the unanticipated event that the situation surrounding this matter changes, and conditions requiring remediation are discovered, the costs of such remediation could have a material adverse effect on the Company's financial condition.

  EMPLOYEES.

     As of July 1, 2000, Cannondale U.S. employed 832 full-time employees, Cannondale Europe employed 147 full-time employees, Cannondale Japan employed 15 full-time employees, and Cannondale Australia employed 6 full-time employees.

  FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     Please refer to Note 13 in the Notes to Consolidated Financial Statements included in this report.

ITEM 2.  PROPERTIES.

     The Company's corporate headquarters and research and development facility is located in Bethel, Connecticut. The corporate headquarters and research and development facility contains 32,500 square feet on a five-acre site. The cost of the facility was partially financed with a loan ($1.6 million) from the Connecticut Development Authority. The loan extends to February 2008 and is secured by the corporate headquarters and research and development facility.

     Cannondale has a facility in Bedford, Pennsylvania, for the production of its bicycles and some of its bicycle-related products. This Bedford plant contains 289,000 square feet on 23 acres and not only is a production facility, but also houses the Company's customer service department and provides additional space for warehousing and future expanded production. In connection with the financing of the facility, the site is held in the names of local development agencies and is occupied by the Company pursuant to installment sales agreements. The Company makes monthly payments which will fully amortize the financing from the local agencies and additional financing provided by the Pennsylvania Industrial Development Authority ("PIDA"). Upon final amortization (the year 2013), title to the property will be conveyed to the Company and PIDA's mortgages on the property will be released.

     During fiscal 1999, construction was completed on the new facility in Bedford, Pennsylvania, to house production of the Company's motorsports products and to provide additional warehousing space. The facility contains 100,000 square feet on 23.9 acres. The project cost approximately $6.3 million, which was partially financed with a loan ($1.0 million) from PIDA. Upon final amortization (the year 2015), PIDA's mortgage on the property will be released.

     Cannondale Europe owns a 54,200 square foot facility in Oldenzaal, the Netherlands, which houses administrative and sales offices, a bicycle assembly plant and warehouse, which is partially secured by a $1.9 million mortgage. Cannondale Europe's property provides additional space for further expansion. Cannondale Japan and Cannondale Australia lease a total of 5,940 and 2,500 square feet of office and warehouse space, respectively.

     The Company believes that its present facilities are in good condition and will be suitable for the Company's operations and will provide sufficient capacity to meet the Company's anticipated requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company currently and from time to time is involved in product liability lawsuits and other litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on the results of operations, cash flows or financial condition of the Company; however, due to the inherent uncertainty of litigation there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the Company's 2000 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning executive officers and other key members of management of the Company.

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Joseph S. Montgomery......................  60     Chairman, President, Chief Executive
                                                   Officer, Director
William A. Luca...........................  57     Vice President of Finance, Treasurer,
                                                   Chief Financial Officer, Chief Operating
                                                   Officer, Director
Daniel C. Alloway.........................  41     Vice President of Sales, Director
Leonard J. Konecny........................  57     Vice President of Purchasing
John P. Moriarty..........................  56     Assistant Treasurer and Assistant
                                                   Secretary, Chief Accounting Officer
Mario Galasso.............................  34     Vice President of Product Development
Michael T. Dower..........................  48     Vice President of Information Technology
Mark A. Charpentier.......................  39     Vice President

     JOSEPH S. MONTGOMERY founded Cannondale in 1971 and has been its Chairman, President and Chief Executive Officer and a director since its formation. Mr. Montgomery is the father of James Scott Montgomery, who is also a director of the Company.

     WILLIAM A. LUCA joined Cannondale in January 1994 as Vice President of Finance, Treasurer and Chief Financial Officer. During 2000, he was appointed the Chief Operating Officer of Cannondale. Prior to joining the Company he served as a management consultant from 1989 to 1993, including consulting for the Company between August and December 1993. From 1980 to 1989, Mr. Luca was employed by Dual-Lite, Inc., a manufacturer of emergency lighting systems, as Chief Financial Officer (1980 to 1983), President and Chief Operating Officer (1983 to 1986) and President and Chief Executive Officer (1986 to 1989). Mr. Luca was appointed a director of the Company in August 1994.

     DANIEL C. ALLOWAY has held a number of positions since joining Cannondale in 1982, including Vice President of Sales (November 1998 to the present), Vice President of Sales-United States and Vice President of European Operations (1994 to 1998), Managing Director of Cannondale Europe (1992 to 1994), Director of Sales and Marketing (1990 to 1992) and National Sales Manager (1987 to 1990). Mr. Alloway was appointed a director of the Company in June 1998.

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

     MICHAEL T. DOWER joined Cannondale in 1992 as a Programmer/Analyst. He was appointed the Director of Information Technology in 1994 and currently serves as the Vice President of Information Technology. Prior to joining the Company, he worked as an independent information technology consultant for 10 years. Mr. Dower was appointed Vice President of Information Technology in September 1999.

     MARK A. CHARPENTIER has held several positions since joining Cannondale in 1983, including National Sales Coordinator (1998 to 2000), National Sales Manager (1995 to 1998), Director of Sales (1993 to 1995), and Midwest Region Sales Manager (1987 to 1993). Mr. Charpentier was appointed Vice President in July 2000.

     Each of the officers of the Company is appointed by and serves at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     The Company's common stock began trading on the Nasdaq National Market on November 16, 1994, under the symbol BIKE. The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock.

                                                               HIGH      LOW
                                                              ------    -----
FISCAL 2000
  First Quarter (7/4/99 to 10/2/99).........................  $11.81    $8.31
  Second Quarter (10/3/99 to 1/1/00)........................    9.06     5.94
  Third Quarter (1/2/00 to 4/1/00)..........................    8.63     6.19
  Fourth Quarter (4/2/00 to 7/1/00).........................    7.94     6.25
FISCAL 1999
  First Quarter (6/28/98 to 9/26/98)........................   13.38     8.88
  Second Quarter (9/27/98 to 12/26/98)......................   12.38     7.00
  Third Quarter (12/27/98 to 3/27/99).......................   13.75     7.00
  Fourth Quarter (3/28/99 to 7/3/99)........................   11.75     8.25

     As of September 18, 2000, there were approximately 445 stockholders of record of the common stock, excluding beneficial owners holding shares through nominee names.

     The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends in the foreseeable future. Certain financing agreements of the Company contain limitations on the payment of dividends.

     In June 2000, the Company issued warrants to purchase an aggregate of 393,916 shares of its common stock at a purchase price of $0.01 per share to Ableco Finance LLC ("Ableco") in connection with the provisions of a $15.0 million term loan to the Company. The warrants are exercisable at any time after June 30, 2001 and prior to June 30, 2005, provided the Company has not paid at least $7.5 million of principal of the term loan by June 30, 2001. The issuance of the warrants was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act, as a transaction not involving a public offering.

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

                                    TWELVE MONTHS   TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS
                                    ENDED JULY 1,   ENDED JULY 3,    ENDED JUNE 27,   ENDED JUNE 28,   ENDED JUNE 29,
                                        2000             1999             1998             1997             1996
                                    -------------   --------------   --------------   --------------   --------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.........................    $160,519         $176,819         $171,496         $162,496         $145,976
Cost of sales.....................     112,100          114,627          110,113          101,334           92,804
                                      --------         --------         --------         --------         --------
Gross profit......................      48,419           62,192           61,383           61,162           53,172
                                      --------         --------         --------         --------         --------
Expenses:
  Selling, general and
    administrative................      39,718           40,599           39,361           35,707           32,577
  Research and development........       8,470           10,222            6,750            3,576            2,837
                                      --------         --------         --------         --------         --------
Total operating expenses..........      48,188           50,821           46,111           39,283           35,414
                                      --------         --------         --------         --------         --------
Operating income..................         231           11,371           15,272           21,879           17,758
                                      --------         --------         --------         --------         --------
Other income (expense):
  Interest expense................      (6,308)          (4,557)          (1,995)          (1,574)          (2,224)
  Other income....................       1,883            1,160              653              843              414
                                      --------         --------         --------         --------         --------
                                        (4,425)          (3,397)          (1,342)            (731)          (1,810)
                                      --------         --------         --------         --------         --------
Income (loss) before income taxes
  and extraordinary item..........      (4,194)           7,974           13,930           21,148           15,948
Income tax (expense) benefit......       1,902           (2,051)          (4,578)          (7,642)          (5,802)
                                      --------         --------         --------         --------         --------
Income (loss) before extraordinary
  item............................      (2,292)           5,923            9,352           13,506           10,146
Extraordinary loss, net of $143
  tax benefit(1)..................        (234)              --               --               --               --
                                      --------         --------         --------         --------         --------
Net income (loss).................    $ (2,526)        $  5,923         $  9,352         $ 13,506         $ 10,146
                                      ========         ========         ========         ========         ========
BASIC EARNINGS (LOSS) PER COMMON
  SHARE:(2)
Income (loss) before extraordinary
  item............................    $  (0.31)        $   0.79         $   1.11         $   1.56         $   1.23
Net income (loss).................    $  (0.34)        $   0.79         $   1.11         $   1.56         $   1.23
Weighted-average common
  shares(3).......................       7,497            7,518            8,442            8,638            8,216
DILUTED EARNINGS (LOSS) PER COMMON
  SHARE:(2)
Income (loss) before extraordinary
  item............................    $  (0.31)        $   0.77         $   1.08         $   1.51         $   1.19
Net income (loss).................    $  (0.34)        $   0.77         $   1.08         $   1.51         $   1.19
Weighted-average common shares and
  common equivalent shares
  outstanding(3)..................       7,497            7,686            8,682            8,916            8,499

                                       JULY 1,         JULY 3,          JUNE 27,         JUNE 28,         JUNE 29,
                                        2000             1999             1998             1997             1996
                                    -------------   --------------   --------------   --------------   --------------
BALANCE SHEET DATA:
Working capital...................    $ 75,456         $ 74,894         $ 78,975         $ 77,196         $ 62,032
Total assets......................     164,907          162,379          152,277          127,284          109,945
Total long-term debt, excluding
  current portion.................      63,363           55,997           40,352           20,319           13,114
Total stockholders' equity........      70,686           75,010           78,238           81,621           68,294

---------------
(1) Extraordinary loss consists of the costs relating to early extinguishment of debt, net of applicable tax benefit.

(2) No cash dividends were declared or paid on the common stock during any of these periods.

(3) Weighted-average number of shares outstanding in 1996 reflects the issuance of 1,366,666 shares of common stock in connection with a public offering in fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS.

     The following table sets forth selected statement of operations data expressed as a percentage of net sales.

                                                                      FISCAL
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   69.8     64.8     64.2
                                                              -----    -----    -----
Gross profit................................................   30.2     35.2     35.8
                                                              -----    -----    -----
Expenses:
  Selling, general and administrative.......................   24.7     23.0     23.0
  Research and development..................................    5.3      5.8      3.9
                                                              -----    -----    -----
Total operating expenses....................................   30.0     28.8     26.9
                                                              -----    -----    -----
Operating income............................................    0.2      6.4      8.9
                                                              -----    -----    -----
Other income (expense):
  Interest expense..........................................   (3.9)    (2.6)    (1.2)
  Other income..............................................    1.1      0.7      0.4
                                                              -----    -----    -----
                                                               (2.8)    (1.9)    (0.8)
                                                              -----    -----    -----
Income (loss) before income taxes and extraordinary item....   (2.6)     4.5      8.1
Income tax (expense) benefit................................    1.2     (1.2)    (2.7)
                                                              -----    -----    -----
Income (loss) before extraordinary item.....................   (1.4)     3.3      5.4
Extraordinary loss, net of tax benefit......................   (0.2)      --       --
                                                              -----    -----    -----
Net income (loss)...........................................   (1.6)%    3.3%     5.4%
                                                              =====    =====    =====

  COMPARISON OF FISCAL 2000, 1999 AND 1998.

     Net Sales. Net sales decreased to $160.5 million in fiscal 2000, from $176.8 million in fiscal 1999 and $171.5 million in fiscal 1998. The decrease in net sales during fiscal 2000 was primarily attributable to the impact of dealer inventory adjustments in the European market and the resulting changes in seasonality of shipments to European retailers, coupled with the weakening of the Euro compared to the U.S. dollar. Conversely, the increase in net sales in fiscal 1999 compared to fiscal 1998 was primarily due to sales growth in the European bicycle market as the awareness of the Cannondale brand continued to strengthen globally. Overall, the Company's rate of sales growth during the past three years has decreased primarily as a result of the reduction in inventory by many of the Company's domestic and international dealers and the reduced growth in the bicycle market. In light of this, the Company has made an effort to partner itself with specialty bicycle retailers capable of achieving growth objectives consistent with those of the Company.

     Net sales reported by Cannondale U.S. were $83.5 million in fiscal 2000, $81.4 million in fiscal 1999 and $83.3 million in fiscal 1998. Net sales reported by Cannondale Europe decreased to $66.4 million in fiscal 2000, from $85.6 million in fiscal 1999 and $78.0 million in fiscal 1998; the significant decrease in Cannondale Europe's net sales during fiscal 2000 resulted from the dealer inventory adjustments and the weakening of the Euro compared to the U.S. dollar, as mentioned above. Net sales of Cannondale Japan increased to $7.4 million in fiscal 2000 from $7.1 million in fiscal 1999, which had decreased from $8.0 million in fiscal 1998. Net sales of Cannondale Australia increased to $3.2 million in fiscal 2000 compared to $2.6 million in fiscal 1999 and $2.2 million in fiscal 1998.

     Gross Profit. Gross profit as a percentage of net sales decreased to 30.2% in fiscal 2000, from 35.2% in fiscal 1999 and 35.8% in fiscal 1998. The reduction in the gross profit rate in fiscal 2000 reflects a less favorable sales mix between the domestic market and the international market, where the Company typically achieves a higher gross profit rate. Additionally, the strengthening of the Japanese yen during fiscal 2000 compared to the U.S. dollar and the Euro negatively affected the cost of components from Japanese suppliers, thus reducing the gross profit percentage. Furthermore, the production start-up costs of the MX400 contributed to the lower gross profit rate in fiscal 2000 as such costs were not proportionately offset by revenues. The decrease in the gross profit rate in fiscal 1999 compared to fiscal 1998 primarily reflects price pressure on the Company and other bicycle suppliers in conjunction with the maturation of the bicycle market and reduction in its growth rate.

     Operating Expenses. Selling, general and administrative expenses decreased to $39.7 million in fiscal 2000, from $40.6 million in fiscal 1999 which had increased from $39.4 million in fiscal 1998. The decrease in selling, general and administrative expenses in fiscal 2000 compared to fiscal 1999 reflects the reductions in expenses directly related to sales levels, such as freight, advertising, and travel, coupled with the effect of the weakening of the Euro compared to the U.S. dollar. Increased selling, general and administrative expenses in fiscal 1999 compared to fiscal 1998 primarily reflects higher warranty costs associated with increased sales in Europe and the impact of higher depreciation expense associated with the $15.3 million and $16.8 million of capital expenditures in fiscal 1999 and 1998, respectively. As a percentage of net sales, selling, general and administrative expenses were 24.7% in fiscal 2000, and 23.0% in fiscal 1999 and 1998. The fiscal 2000 increase in the percentage of selling, general and administrative expenses to net sales is a result of the lower net sales levels.

     Research and development expenses decreased to $8.5 million in fiscal 2000, from $10.2 million in fiscal 1999 which had increased from $6.8 million in fiscal 1998. The decrease in fiscal 2000 research and development expenses reflects the completion of the development stage of the MX400 motorcycle, which had commenced in fiscal 1998 and continued through fiscal 1999. The Company invested approximately $4.7 million, $5.9 million and $2.0 million in research and development for its motorsports products during fiscal 2000, 1999 and 1998, respectively. In addition, the Company continued to invest in the improvement and expansion of its existing bicycle and CODA product lines. The Company's integration of its sponsored race teams, in particular the Volvo/Cannondale mountain bike racing team and the Saeco/Valli&Valli road racing team, into its research and development efforts continued to be a significant aspect of its investment during fiscal 2000. The Company uses its race teams for regular testing of both prototype and finished production models.

     Interest Expense. Interest expense increased to $6.3 million in fiscal 2000, from $4.6 million in fiscal 1999 and $2.0 million in fiscal 1998. The increase in interest expense during fiscal 2000 compared to fiscal 1999 reflects higher interest rates and debt levels associated with the Company's continued investment in the motorsports product development. The increase in interest expense for fiscal 1999 compared to fiscal 1998 is a result of the debt incurred associated with the Company's repurchase of $7.8 million and $12.4 million of its common stock during fiscal 1999 and fiscal 1998, respectively, its investment of $15.3 million and $16.8 million in capital expenditures during fiscal 1999 and fiscal 1998, respectively, and the increase in working capital requirements. Interest expense incurred by the Company in fiscal 2000, 1999 and 1998 as a result of the $12.0 million loan to Joseph Montgomery is offset by interest charged to him and is recorded in other income (expense) in the Consolidated Statement of Operations.

     Other Income (Expense). Other income primarily consisted of finance charges relating to accounts receivable, which totaled $396,000, $529,000 and $885,000 for fiscal 2000, 1999 and 1998, respectively; foreign currency gains (losses) of $169,000, ($78,000) and ($232,000) for fiscal 2000, 1999 and 1998, respectively; and interest income of $1,105,000 and $804,000 in fiscal 2000 and 1999, respectively, from the loan to Joseph Montgomery.

     Income Tax (Expense) Benefit. An income tax benefit of $1.9 million was recorded during fiscal 2000 as a result of the net loss incurred by the Company. Income tax expense decreased to $2.1 million in fiscal 1999 from $4.6 million in fiscal 1998, which primarily reflected the Company's reduction in profitability in fiscal 1999. The Company has recorded the benefit of several tax carryforwards which will expire at various times between fiscal 2003 and 2020. For additional information, see Note 6 in the Notes to Consolidated Financial Statements included in this report.

     Extraordinary Loss. In June 2000, the Company used the proceeds of new financing arrangements to retire its existing credit facility. The Company recorded an extraordinary loss, net of tax benefit, of $234,000 which was comprised of the write-off of net deferred financing costs (approximately $1,122,000) offset by realized gains on the settlement of foreign-denominated debt (approximately $325,000) and interest rate swap agreements (approximately $420,000).

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

                                                                      FOR THE QUARTER ENDED
                                -------------------------------------------------------------------------------------------------
                                JULY 1,   APRIL 1,   JANUARY 1,   OCTOBER 2,   JULY 3,   MARCH 27,   DECEMBER 26,   SEPTEMBER 26,
                                 2000       2000        2000         1999       1999       1999          1998           1998
                                -------   --------   ----------   ----------   -------   ---------   ------------   -------------
                                                                           (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.....................  $43,494   $39,866     $41,150      $36,009     $44,986    $41,714      $47,901         $42,218
Cost of sales.................   30,469    27,233      28,662       25,736      29,327     25,967       31,719          27,614
                                -------   -------     -------      -------     -------    -------      -------         -------
Gross profit..................   13,025    12,633      12,488       10,273      15,659     15,747       16,182          14,604
                                -------   -------     -------      -------     -------    -------      -------         -------
Expenses:
  Selling, general and
    administrative............   10,602    10,165       9,603        9,348      10,489      9,242       10,326          10,542
  Research and development....    1,849     2,432       1,765        2,424       2,709      2,540        2,820           2,153
                                -------   -------     -------      -------     -------    -------      -------         -------
Total operating expenses......   12,451    12,597      11,368       11,772      13,198     11,782       13,146          12,695
                                -------   -------     -------      -------     -------    -------      -------         -------
Operating income..............      574        36       1,120       (1,499)      2,461      3,965        3,036           1,909
Other expense.................   (1,385)   (1,370)       (849)        (821)     (1,245)      (598)        (851)           (703)
                                -------   -------     -------      -------     -------    -------      -------         -------
Income (loss) before income
  taxes and extraordinary
  item........................     (811)   (1,334)        271       (2,320)      1,216      3,367        2,185           1,206
Income tax (expense)
  benefit.....................      112       572         383          835        (307)      (997)        (336)           (411)
                                -------   -------     -------      -------     -------    -------      -------         -------
Income (loss) before
  extraordinary item..........     (699)     (762)        654       (1,485)        909      2,370        1,849             795
Extraordinary loss, net of
  tax benefit.................     (234)       --          --           --          --         --           --              --
                                -------   -------     -------      -------     -------    -------      -------         -------
Net income (loss).............  $  (933)  $  (762)    $   654      $(1,485)    $   909    $ 2,370      $ 1,849         $   795
                                =======   =======     =======      =======     =======    =======      =======         =======
Basic earnings (loss) per
  share before extraordinary
  item........................  $ (0.09)  $ (0.10)    $  0.09      $ (0.20)    $  0.12    $  0.32      $  0.25         $  0.10
Basic earnings (loss) per
  share.......................  $ (0.12)  $ (0.10)    $  0.09      $ (0.20)    $  0.12    $  0.32      $  0.25         $  0.10
Diluted earnings (loss) per
  share before extraordinary
  item........................  $ (0.09)  $ (0.10)    $  0.09      $ (0.20)    $  0.12    $  0.31      $  0.24         $  0.10
Diluted earnings (loss) per
  share.......................  $ (0.12)  $ (0.10)    $  0.09      $ (0.20)    $  0.12    $  0.31      $  0.24         $  0.10

     The Company's results fluctuate from quarter to quarter principally as a result of a number of factors, including product mix, the timing and number of new retailer openings, the timing of shipments and new product introductions and the effect of adverse weather conditions on consumer purchases. In addition, the Company's business is seasonal due to consumer spending patterns, which in turn affect dealer delivery preferences, and historically has resulted in more shipments and significantly stronger results in the third and fourth fiscal quarters (January through June). For fiscal 2000, 1999 and 1998, the Company's operating results have deviated from this historical pattern. Through its ARP program, the Company attempts to reduce the seasonality of its shipments and to smooth the production process by providing incentives for retailers to take delivery of a higher percentage of their annual bicycle order in the first and second fiscal quarters. During fiscal 2000, significant inventory reductions among the Company's international dealers occurred, which mirrored the trend that began in fiscal 1998 among the Company's domestic dealers. For both fiscal 2000 and 1999, the inventory reduction by the Company's dealers was a significant cause of the variation in the historical pattern of stronger sales in the Company's third and fourth fiscal quarters. The third and fourth fiscal quarters together accounted for 52% and 49% of the Company's total net sales in fiscal 2000 and 1999, respectively. As a result of the change in dealer delivery preferences, the Company expanded its ARP at the end of fiscal 1999. Under the expanded ARP, the Cannondale sales force formulates a delivery plan with its retailers, typically based upon historical delivery information, that conforms with the retailers' growth objectives and their inventory needs. This program incorporates freight and pricing discounts as incentives for the retailers to achieve their growth objectives formulated together by the retailers and the Company's sales force. The Company believes that the expanded ARP allows Cannondale to maximize the competitive advantage of its flexible domestic manufacturing capabilities which provides the Company with the ability to meet changes in market trends and demand rapidly.

  LIQUIDITY AND CAPITAL RESOURCES.

     The Company's primary sources of working capital used over the past three years have been borrowings under its revolving credit facilities.

     On June 30, 2000, the Company entered into a five year secured credit facility (the "secured facility") in the amount of $60.0 million with the CIT Group/Business Credit Inc. ("CIT") as the administrative and collateral agent. The secured facility consists of a revolving line of credit and a term loan. The outstanding amount of the revolving line of credit is limited to the lesser of $45.0 million or a percentage of eligible receivables and inventories. At July 1, 2000, approximately $11.9 million was available under the revolving line of credit. The term loan is in the amount of $15.0 million, and amortizes in 19 consecutive quarterly principal payments of $662,250 each followed by a final payment of the remaining unamortized principal at maturity. In addition to these quarterly payments, the agreement also provides for mandatory prepayments from excess cash flow and from the repayment of the note receivable from Joseph Montgomery (see Note 15 in the Notes to Consolidated Financial Statements included in this report). The interest rate on the revolving line of credit and term loan was 10.5% and 11.0%, respectively, at July 1, 2000. Interest on the revolving line of credit and term loan is payable monthly and is computed as the Chase Bank Rate (prime rate) plus an applicable revolver or term loan prime rate margin per annum, or LIBOR (London Interbank Offered rate) plus the applicable revolver or term loan LIBOR margin per annum. The revolver and term loan margins are based on certain fixed charge coverage ratios, as defined, and range from 0.25% to 1.50% on the prime rate, or 1.75% to 3.00% on the LIBOR. The secured facility is collateralized by substantially all Cannondale U.S. assets and the issued and outstanding stock of Cannondale's subsidiaries. The secured facility requires minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricts the payment of cash dividends.

     In conjunction with the secured facility, the Company also entered into a three year financing agreement with Ableco, which provides for a $15.0 million term loan. Such loan amortizes in four quarterly principal payments of $337,750 each, followed by seven quarterly payments of $500,000 each, and a final payment of the remaining unamortized principal at maturity. The interest rate on the term loan at July 1, 2000 was 15.5%. Such interest, determined on a monthly basis, consists of a Reference rate (prime rate), as defined, plus a 6.0% margin; 3.0% of this margin is payable in cash and the remaining 3.0% is capitalized as additional principal of the loan. In June 2000, the Company issued warrants to purchase an aggregate of 393,916 shares of its common stock at a purchase price of $0.01 per share to Ableco. Such warrants may be exercised at any time after June 30, 2001, but prior to June 30, 2005, provided the Company has not paid or prepaid at least $7.5 million of principal under the term loan by June 30, 2001. Such warrants would be immediately detachable and include antidilutive provisions. The term loan is collateralized by a second security interest in substantially all Cannondale U.S. assets and certain real property owned by Joseph Montgomery which secures his note receivable to the Company. The Ableco agreement requires minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricts the payment of cash dividends.

     In February 2000, Cannondale Europe entered into a financing agreement with IFN Finance, B.V. ("IFN") covering receivables from European customers for a period of three years. The available financing is 85% of pledged receivables, subject to a maximum of NLG 40,000,000 (approximately $17.3 million at July 1, 2000). The financing may be in the form of either a current account overdraft or short-term loans. The interest rate is determined as the sum of the European central bank rate, subject to a minimum of 3.00% per annum, plus a margin of 1.50%; as of July 1, 2000, the interest rate was 6.75%. The pledged receivables are subject to certain conditions, including concentrations from single customers and time outstanding. In addition, the agreement provides for the payment of customary fees on a quarterly basis.

     In February 2000, Cannondale Europe entered into an agreement with ABN AMRO Onroerend Goed Lease en Financieringen B.V. ("ABN Financing") to mortgage a portion of its office building and land. The mortgage is in the amount of NLG 2,850,000 (approximately $1.2 million at July 1, 2000), with a five year fixed interest rate of 6.70%, and a variable rate thereafter. Such mortgage was combined with the previous ABN Financing mortgage (approximately $653,000 at July 1, 2000 with an interest rate of 7.25%), and the combined mortgage will expire on September 12, 2016.

     The Company used the proceeds of the CIT, Ableco, and IFN financing arrangements to retire its existing $75.0 million amended and restated multi-currency credit facility. The Company recorded an extraordinary loss, net of tax benefit, of $234,000 which was comprised of the write-off of net deferred financing costs (approximately $1.1 million) offset by realized gains on the settlement of the foreign-denominated debt (approximately $325,000) and the interest rate swap agreements (approximately $420,000).

     Cannondale Europe and Cannondale Japan each maintain a separate credit facility for short-term borrowings. In January 2000, Cannondale Europe renegotiated certain terms of its multi-currency credit arrangement with ABN AMRO Bank N.V. ("ABN"), which allows Cannondale Europe to borrow up to NLG 12,500,000 (approximately $5.4 million at July 1, 2000) on a short-term basis. This credit arrangement is comprised of an overdraft facility of up to NLG 10,000,000 (approximately $4.3 million at July 1, 2000) and a contingent liability facility for up to NLG 2,500,000 (approximately $1.1 million at July 1, 2000). The current interest rate on the overdraft facility is 5.50%, which is comprised of an ABN Euro base rate of 4.00% plus a margin of 1.50%. The minimum interest rate on the overdraft facility is an ABN Euro base rate of 3.00% plus the margin of 1.50%. Cannondale Japan has an unsecured revolving credit facility for up to JPY 155,000,000 (approximately $1.5 million at July 1, 2000) with an interest rate of 2.875%. Approximately $1.8 million and $500,000 of principal amount was outstanding under the Dutch and Japanese facilities, respectively, at July 1, 2000. The credit arrangements contain no specific expiration dates, and may be terminated by either Cannondale Europe, Cannondale Japan or the lenders at any time. The Dutch and Japanese facilities are guaranteed by Cannondale U.S.

     Net cash (used in) provided by operating activities was $(5.9) million, $14.7 million and $7.2 million in fiscal 2000, 1999 and 1998, respectively. The net cash used in operating activities during fiscal 2000 was primarily attributable to the increase in inventories resulting from the lower sales volume and the motorsports start-up. The increase in cash provided by operating activities in fiscal 1999 was primarily due to a reduction of inventories compared to the end of fiscal 1998 which reflected the effort by the Company to maintain inventory levels consistent with its sales levels. Cash provided by operating activities in fiscal 1998 was primarily due to the Company's continued profitability and its management of receivable growth, offset by an increase in raw material inventory levels caused by the lower sales growth levels in the last two quarters of the 1998 fiscal year.

     Capital expenditures were $6.0 million, $15.3 million and $16.8 million in fiscal 2000, 1999 and 1998, respectively. For fiscal 2000, the majority of the expenditures related to motorcycle equipment and tooling ($3.5 million) and computer equipment ($1.3 million). In fiscal 1999, a significant portion of the expenditures related to the construction of the motorsports manufacturing facility and equipment to manufacture the motorcycle ($6.3 million). In fiscal 1998, the majority of the expenditures related to the completion of the corporate headquarters and research and development facility in Bethel, Connecticut, and the expansion of the Company's bicycle production facility in Bedford, Pennsylvania ($4.8 million), and the commitment entered into by the Company to purchase a Cessna Citation jet ($2.8 million). For both fiscal 1999 and 1998, the balance of capital expenditures principally represented investments in computer equipment and manufacturing equipment. In fiscal 2000, the Company obtained $1.0 million of financing from the Pennsylvania Industrial Development Authority ("PIDA") for the Company's motorsports production facility in Bedford, Pennsylvania. The Company also received funding in fiscal 1999 ($337,500) from the Department of

Economic and Community Development for research and development equipment acquired in conjunction with the new facilities. The Company obtained $2.0 million of financing from PIDA to fund approximately 40% of the cost for the expansion of the Company's bicycle production facility in Bedford, Pennsylvania, of which $1.6 million was received during fiscal 1998, and the balance was received during the first quarter of fiscal 1999. Additionally, the cost of the corporate headquarters and research and development facility was partially funded with the proceeds from the sale of the Company's previous headquarters facility, and from the Connecticut Development Authority financing of $1.6 million, which was received during fiscal 1998. In connection with the Company's current secured facility with CIT, future annual capital expenditures by Cannondale U.S. are limited to $6.0 million for fiscal 2001 and 2002, and $8.0 million thereafter.

     During the first quarter of fiscal 2000, the Company entered into a $960,000 sale-leaseback transaction for manufacturing and research and development equipment from which the Company received proceeds of $633,000 and the lender paid the balance of the equipment cost. The sale resulted in a $48,000 gain, which was deferred and is being amortized over the seven year term of the lease. The lease provides the Company with the option to purchase the equipment for 25.46% of the equipment cost on the 85th basic rent date. This lease is being accounted for as an operating lease and will result in rent expense of approximately $141,000 annually.

     During the third quarter of fiscal 1999, the Company entered into a $2.9 million sale-leaseback transaction for its Cessna Citation Jet aircraft. The sale resulted in a $131,000 gain which was deferred and is being amortized over the five year term of the lease. The lease provides the Company with the option to terminate the lease before the end of the lease term for predetermined amounts without penalty. At the end of the lease term, the Company can purchase the equipment for 90% of its original cost, renew the lease for the then fair market value rental or sell the aircraft to a third party. If the proceeds from the sale of the aircraft are less than 90% of the purchase price, the Company shall make a final payment in the amount of the deficiency not to exceed 72% of the original cost. The related lease is being accounted for as an operating lease and has resulted in additional rent expense of approximately $273,000 annually.

     During the first quarter of fiscal 1999, the Company completed the sale of its Philipsburg facility to the Moshannon Valley Development Authority for approximately $1.4 million, an amount which approximated the net book value of the facility. The operations from the Philipsburg facility were moved to the Bedford facility in June 1998.

     In September 1997, the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock at an aggregate price not to exceed $20.0 million. In July 1998, the Company's Board of Directors authorized a second stock repurchase program by the Company to repurchase up to 1,000,000 shares of its common stock. Under both plans, purchases by the Company can be made from time to time in the open market or in private transactions. The repurchase programs can be suspended or discontinued at any time. Shares repurchased by the Company will be available for general corporate purposes, including the issuance upon exercise of stock options. As of July 3, 1999, the Company had repurchased an aggregate of 1,292,900 shares of its common stock under the programs at a cost of $20.2 million. The Company has not repurchased any shares of its common stock since such date.

     During the first quarter of fiscal 1999, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $10.0 million for the purchase of certain real property. This loan was combined with a previous loan in the principal amount of $2.0 million which enabled him to meet certain tax obligations in April 1998. The combined loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a third mortgage on certain real property. The Company deferred the first interest payment of approximately $900,000 payable by Mr. Montgomery to the Company due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery was obligated to sell 75,000 shares of his stock in the Company per quarter beginning in the third quarter of fiscal 2000, and the net proceeds of such sales were to be remitted to the Company to pay the deferred interest. The stock selling program by Mr. Montgomery was subject to applicable securities laws and other restrictions which precluded him from selling a total of 75,000 shares per quarter. During the third and fourth quarters of fiscal 2000, Mr. Montgomery sold 98,100 shares of his stock in the Company pursuant to the terms of the agreement, thus reducing his deferred interest balance by approximately $614,000. The Company also deferred the interest payment due August 1, 2000 of approximately $1.1 million until August 28, 2000. At such time, Mr. Montgomery paid $1.4 million to the Company as full payment of all deferred interest and accrued interest thereon.

     In June 2000, Cannondale Europe remitted a dividend of approximately $11.5 million to Cannondale U.S. Such dividend was used to retire the Company's existing credit facility. It is the Company's intention to transfer excess cash as a dividend from time to time in the future from Cannondale Europe to Cannondale U.S.

     Inflation is not a material factor affecting the Company's results of operations and financial condition. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

     The Company expects that cash flows generated by its operations and borrowings under the revolving credit facilities will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

  ACCOUNTING DEVELOPMENTS.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its amendments SFAS No. 137 and SFAS No. 138 in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the changes in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS No. 133, as amended, effective July 2, 2000; the effect of such adoption is not expected to be material to both operating results and financial position for the quarter ending September 30, 2000.

     In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101, as amended by SAB 101B, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. It specifically addresses revenue recognition requirements for certain transactions, such as bill-and-hold transactions, up-front fees when the seller has continuing involvement, long-term service transactions, and layaway sales. SAB 101 also provides guidance on the required disclosures for revenue recognition policies and the impact of events and trends on revenue. SAB 101 will be effective for the Company's fourth quarter of fiscal 2001; the effect of adopting this standard cannot be estimated at this time.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that all shipping and handling billings to a customer in a sales transaction represent the revenue earned for the goods provided and, accordingly, should be classified as revenue. Currently, the Company offsets shipping and handling charges billed to customers with the freight costs paid to carriers within selling, general and administrative expenses. EITF Issue 00-10 will be effective for the Company's fourth quarter of fiscal 2001; adoption of this standard will have no impact on the net income or financial position of the Company.

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

  CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE.

     This Annual Report on Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the state of the bicycle industry and the growth opportunity pursued by the Company with its motorsports products; statements regarding the sufficiency of the Company's capital and current operational investments to finance its future growth; statements regarding the Company's expected cash needs and sources of cash to fund its planned operating and capital requirements; statements regarding the impact of the Company's brand image, distribution, reputation and innovative products on the successful introduction of new products; statements regarding expected remediation and other costs relating to an environmental condition; statements regarding the effect of pending lawsuits on the Company; statements regarding the impact of the Euro conversion on computerized information systems; and statements regarding the condition of the Company's present facilities and the ability of its present facilities to support its current and future production capacity. Such statements are based upon the facts presently known to the Company and assumptions as to important future events, many of which are beyond the control of the Company. Among the more important factors which could adversely affect actual results of operations are the following:

     Seasonality. The Company's results fluctuate from quarter to quarter as a result of a number of factors, including product mix, the timing and number of new retailer openings, the timing of shipments and new product introductions, and the effect of adverse weather conditions on consumer purchases. In addition, the Company's business is seasonal due to consumer spending patterns, which in turn affect dealer delivery preferences, and historically has resulted in more shipments and significantly stronger results in the third and fourth fiscal quarters (January through June). For fiscal 2000, 1999 and 1998, the Company's operating results have deviated from this historical pattern. The Company's gross margins fluctuate primarily according to product mix, the cost of materials, fluctuations in foreign exchange rates and the timing of product price adjustments and markdowns. Although some operating expenses are variable with sales, most expenses are incurred evenly throughout the year. The Company in the past has incurred, and may in the future incur, operating losses in a fiscal quarter, as a result of the factors noted above.

     Introduction and Market Acceptance of New Products. The Company's ability to return to the growth pattern that characterized its operations in recent years is dependent, to a significant degree, on its ability to successfully anticipate and respond to changing consumer demands and trends in a timely manner, including the introduction of new or updated products at prices acceptable to customers. While currently a substantial part of the Company's sales are attributable to mountain and road bikes, the introduction of new product lines, particularly its motorsports products, will provide diversification of the Company's products. The Company's ability to recover its investment and achieve profitability in its motorsports product lines will depend on its ability to generate market acceptance for these products. In order to generate sufficient market acceptance, the Company must increase consumer awareness of these products, establish a reputation for high quality and continue to develop a network of independent motorsports dealers to sell these products. The Company may incur significant costs in establishing such market acceptance.

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

     The motorsports market is also highly competitive. The Company's principal competitors are foreign manufacturers that have financial resources substantially greater than those of the Company, that have established manufacturing capabilities, market and sell a product with strong brand recognition in the market and are more diversified than the Company. As a result of the foregoing, there can be no assurance that the Company will successfully penetrate the motorsports market.

     Foreign Exchange Rates. A substantial portion of the Company's sales is generated by the Company's foreign subsidiaries. Results of operations by these subsidiaries may be adversely affected by changes in the exchange ratio between the local currencies and the U.S. dollar. A substantial portion of the Company's raw materials is purchased from overseas suppliers; accordingly, the gross margin of the Company may be adversely affected by changes in the exchange ratio between the U.S. dollar and the local currency of the supplier.

     Customer Base. Sales of the Company's products are made to specialty bicycle retailers, many of which are small businesses with limited capital. The Company's credit policies are designed to minimize the risks associated with business failures among such customers. Nevertheless, unpredictable matters such as poor weather could have a serious impact on important segments of the Company's customer base.

     For motorcycles, the Company utilizes a third-party financial services organization to finance dealer inventory purchases whereby the Company receives payment from such organization for all motorcycle shipments within 30 days, less an interest factor. Nonperformance by the financial services organization could result in a delay in the receipt of payments.

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

     The Company has selected the suppliers that it will use to purchase the raw material parts and components for the manufacturing operations of its motorsports products. During the process of identifying these vendors, the Company has established strong relationships with key third-party suppliers, however the Company has not yet entered into any long-term supply contracts. Generally, the raw material parts and components needed to manufacture its motorsports products are available from a variety of sources, however, manufacturing operations may be interrupted or otherwise adversely affected by delays in the supply of parts or components from third-party suppliers. Even if parts and components are available from alternative sources, the Company may be subject to increased costs and production delays in connection with the replacement of an existing third-party supplier with one or more alternative suppliers.

     Limited Motorsports Product Experience. While the Company believes that it can capitalize on many of its core competencies in producing its motorsports products, the Company has limited experience in designing and manufacturing motorsports products. This may lead to unforeseen expenses and delays in manufacturing and selling its motorsports products. For example, although the Company conducts significant testing of its motorsports products, these products could contain unforeseen defects. These defects could result in costly product recalls, product liability claims and damage to the Company's brand name. In addition, the Company may encounter significant difficulties and incur unforeseen expenses in manufacturing its motorsports products in commercial quantities and on a timely basis.

     Discretionary Consumer Spending. Purchases of bicycles and motorsports products, particularly the high-performance models manufactured by the Company, and the Company's other products are discretionary for consumers. The success of the Company is influenced by a number of economic factors affecting disposable consumer income, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic factors may restrict consumer spending, thereby negatively affecting the Company's growth and profitability.

     Dependence on Key Personnel. The Company depends substantially on key personnel involved in research and development, marketing, sales, finance and administration. The loss of the services of one or more of these key persons, particularly the loss of the services of Joseph S. Montgomery, the Company's Chairman, President and Chief Executive Officer, could have a material adverse effect on the Company's operations. Executive officers of the Company and other management personnel frequently travel between the Company's executive offices and its manufacturing facilities on an aircraft leased by the Company. An accident involving the corporate aircraft and any resulting injury or loss of life could have a material adverse effect on the Company.

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

  CREDIT RISKS.

     The Company's customer base is composed of specialty bicycle retailers which are located principally throughout the United States and Europe. The Company's net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of the Company's net sales during fiscal 2000, 1999 or 1998. No single customer accounted for more than 5% of the Company's sales during fiscal 2000, 1999 or 1998. As a result of the seasonality of the Company's business, the payment terms offered to its bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors.

  FOREIGN CURRENCY AND INTEREST RATE RISKS.

     The Company enters into forward contracts to purchase and sell U.S., European, Australian, Canadian and Japanese currencies to reduce exposures to foreign currency risk. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange, at maturity, various currencies for U.S. dollars and Euros at rates agreed to at the inception of the contracts. Deferred gains and losses resulting from effective hedges of firm commitments are included in prepaid expenses and other current assets and are recognized in earnings when the offsetting gains and losses are recognized on the related transaction. The net gains or losses explicitly deferred at July 1, 2000, July 3, 1999 and June 27, 1998 were not significant. Realized and unrealized gains and losses on foreign currency forward contracts that are designated and effective as hedges of receivables and payables denominated in foreign currencies are recognized in earnings and offset the impact of valuing such receivables and payables. Discounts or premiums on such forward contracts are amortized over the respective contract lives. Gains and losses on foreign currency transactions that do not satisfy the accounting requirements of an effective hedge are reported currently as other income or expense in the Consolidated Statement of Operations.

     The following table provides information about the Company's derivative financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company's debt obligations at July 1, 2000.

                           INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                                 (IN THOUSANDS)

                                                                                                                    FAIR VALUE
                                                                                                                    AT JULY 1,
                                               2001     2002     2003      2004     2005     THEREAFTER    TOTAL       2000
                                              ------   ------   -------   ------   -------   ----------   -------   ----------
LIABILITIES:
Long-term debt, including current portion
  Fixed rate................................  $  403   $  355   $   332   $  334   $   351     $2,366     $ 4,141    $ 4,084
  Average interest rate.....................    4.45%    4.04%     3.98%    4.00%     4.16%      3.76%       3.92%
  Variable rate.............................  $4,174   $4,832   $25,948   $3,316   $23,456     $2,073     $63,799    $63,112
  Average interest rate.....................   12.28%   12.70%    11.11%   10.16%    10.57%      6.66%      10.91%

     The following table summarizes information on foreign currency forward exchange agreements which are denominated in currencies other than the functional currency and are sensitive to foreign currency exchange rate changes. For these foreign currency forward exchange agreements, the table presents the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. These notional amounts are used to calculate the contractual payments to be exchanged under the contract.

                   EXPOSURES RELATED TO DERIVATIVE CONTRACTS
                         WITH EURO FUNCTIONAL CURRENCY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
         FORWARD FOREIGN CURRENCY EXCHANGE RATE (EURO/FOREIGN CURRENCY)
                                 (IN THOUSANDS)

                                                                                                                FAIR VALUE
                                                                                                                AT JULY 1,
                                             2001      2002    2003    2004    2005    THEREAFTER     TOTAL        2000
                                            -------    ----    ----    ----    ----    ----------    -------    ----------
FORWARD CONTRACTS TO SELL FOREIGN CURRENCY
  FOR EUROS:
Norwegian Krona
Notional amount...........................  $   832    --      --      --      --         --         $   832       $ (3)
  Contract rate...........................   0.1217                                                   0.1217
British Sterling
Notional amount...........................  $ 2,086    --      --      --      --         --         $ 2,086       $ 53
  Contract rate...........................   1.6298                                                   1.6298
FORWARD CONTRACTS TO BUY FOREIGN CURRENCY
  FOR EUROS:
Japanese Yen
Notional amount...........................  $   990    --      --      --      --         --         $   990       $(41)
  Contract rate...........................   0.0103                                                   0.0103

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are included herein on pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference to the information appearing under the captions "Item 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information required by Item 10 regarding executive officers appears under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     The following financial statements and financial statement schedule are filed as part of this report commencing on page F-1 hereof.

(a)(1) FINANCIAL STATEMENTS.

     Index to Consolidated Financial Statements.

     Report of Independent Auditors.

     Consolidated Balance Sheets as of July 1, 2000 and July 3, 1999.

     Consolidated Statements of Operations for the years ended July 1, 2000, July 3, 1999 and June 27, 1998.

     Consolidated Statements of Stockholders' Equity for the years ended July 1, 2000, July 3, 1999 and June 27, 1998.

     Consolidated Statements of Cash Flows for the years ended July 1, 2000, July 3, 1999 and June 27, 1998.

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

(a)(3) EXHIBITS.

     The following is a list of all exhibits filed as part of this report.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 3.1(a)       Form of Amended and Restated Certificate of Incorporation of
              the Company. (Filed as Exhibit 3.2 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
 3.1(b)       Certificate of Amendment to Restated Certificate of
              Incorporation, effective as of November 17, 1997. (Filed as
              Exhibit 4.2 to the Registrant's Registration Statement on
              Form S-8, Registration No. 333-40879).+
 3.2          Amended and Restated Bylaws of the Company. (Filed as
              Exhibit 3.1 (ii) to the Registrant's Form 10-Q for the
              quarterly period ended March 27, 1999).+
 4.1          Rights Agreement, dated December 22, 1997, between the
              Company and BankBoston, N.A., as Rights Agent. (Filed as
              Exhibit 4.1 to the Registrant's Form 8-K filed on December
              23, 1997).+
 4.2          1994 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.2 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.3          1994 Management Stock Option Plan, as amended as of February
              5, 1998. (Filed as Exhibit 4.3 to the Registrant's Form 10-K
              for the fiscal year ended June 27, 1998).+
 4.4          1995 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.4 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.5          1996 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.5 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 4.6          1998 Stock Option Plan. (Filed as Exhibit 4.10 to the
              Registrant's Registration Statement on Form S-8,
              Registration No. 333-72121).+
10.1          Severance Agreement, dated as of February 16, 2000, by and between the Company and William A. Luca.*
10.2          Financing Agreement, dated as of June 27, 2000, among the
              Company and The CIT Group/ Business Credit Inc., as Agent.*
10.3          Employee Patent and Confidential Information Agreement,
              dated August 20, 1982, between the Company and Daniel C.
              Alloway. (Filed as Exhibit 10.49 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.4          Employment Agreement, dated June 6, 1994, between the
              Company and Leonard Konecny. (Filed as Exhibit 10.53 to the
              Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.5          Cannondale Corporation 401(k) Profit Sharing Plan. (Filed as
              Exhibit 10.54 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.6          Cannondale Corporation Employee Stock Purchase Plan. (Filed
              as Exhibit 10.57 to the Registrant's Registration Statement
              on Form S-1, Registration No. 33-84566).+
10.7          Form of Indemnification Agreement between the Company and
              each of its directors and officers. (Filed as Exhibit 10.60 to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.8          Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and William A. Luca.
              (Filed as Exhibit 10.68 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.9          Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and Joseph S.
              Montgomery. (Filed as Exhibit 10.68.1 to the Registrant's
              Form 10-Q for the quarterly period ended March 28, 1998).+
10.10         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and John Moriarty.
              (Filed as Exhibit 10.68.2 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.11         Change of Control Employment Agreement, dated February 5,
              1998, between Cannondale Corporation and Daniel C. Alloway.
              (Filed as Exhibit 10.68.3 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.12         Cannondale Corporation Change of Control Separation Plan A.
              (Filed as Exhibit 10.68.4 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.13         Cannondale Corporation Change of Control Separation Plan B.
              (Filed as Exhibit 10.68.5 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.14         Form of Non-Competition Agreement, dated as of February 5,
              1998, between the Company and each of Joseph S. Montgomery,
              William A. Luca and Daniel C. Alloway.*
21            Subsidiaries of the Registrant. (Filed as Exhibit 21 to the
              Registrant's Form 10-K for the fiscal year ended July 3,
              1999).+
23            Consent of Independent Auditors.*
24            Power of Attorney (appears on signature page of this
              report).*
27.1          Financial Data Schedule for Fiscal Year Ended July 1, 2000.*

---------------

+ Incorporated by reference.

* Filed herewith.

(b) REPORTS ON FORM 8-K.

     None.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of July 1, 2000 and July 3,
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  July 1, 2000, July 3, 1999 and June 27, 1998..............  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended July 1, 2000, July 3, 1999 and June 27,
  1998......................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  July 1, 2000, July 3, 1999 and June 27, 1998..............  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cannondale Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cannondale Corporation and subsidiaries as of July 1, 2000 and July 3, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended July 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cannondale Corporation and subsidiaries at July 1, 2000 and July 3, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 11, 2000,
    except for the second paragraph
    of Note 15, as to
    which the date is
    August 28, 2000

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JULY 1, 2000      JULY 3, 1999
                                                              ------------      ------------
ASSETS
Current assets:
  Cash......................................................    $  5,064          $  3,300
  Trade accounts receivable, less allowances of $10,076 and
     $10,074................................................      50,224            59,379
  Inventories...............................................      40,413            33,165
  Prepaid expenses and other current assets.................       3,300             4,827
  Interest receivable from a related party..................       1,318               827
  Deferred income taxes.....................................       5,571             2,749
                                                                --------          --------
Total current assets........................................     105,890           104,247
Property, plant and equipment, net..........................      40,114            41,377
Notes receivable and advances to related parties............      13,197            12,954
Other assets................................................       5,706             3,801
                                                                --------          --------
Total assets................................................    $164,907          $162,379
                                                                ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 15,912          $ 17,329
  Revolving line of credit..................................       2,235               882
  Income taxes payable......................................         307             2,252
  Other accrued expenses....................................       3,639             4,476
  Accrued warranty expense..................................       2,524             2,808
  Payroll and other employee-related benefits...............       1,240             1,150
  Current installments of long-term debt....................       4,577               456
                                                                --------          --------
Total current liabilities...................................      30,434            29,353
Long-term debt, less current installments...................      63,363            55,997
Deferred income taxes.......................................          --             1,619
Other noncurrent liabilities................................         424               400
                                                                --------          --------
Total liabilities...........................................      94,221            87,369
                                                                --------          --------
Commitments and contingencies...............................          --                --
Stockholders' equity:
  Common Stock, $.01 par value:
     Authorized shares -- 40,000,000
     Issued 8,808,125 and 8,784,308 shares..................          88                88
  Additional paid-in capital................................      57,935            57,815
  Retained earnings.........................................      38,802            41,328
  Less 1,292,900 shares in treasury at cost.................     (20,162)          (20,162)
  Accumulated other comprehensive loss......................      (5,977)           (4,059)
                                                                --------          --------
Total stockholders' equity..................................      70,686            75,010
                                                                --------          --------
Total liabilities and stockholders' equity..................    $164,907          $162,379
                                                                ========          ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                         JULY 1, 2000    JULY 3, 1999    JUNE 27, 1998
                                                         ------------    ------------    -------------
Net sales..............................................    $160,519        $176,819        $171,496
Cost of sales..........................................     112,100         114,627         110,113
                                                           --------        --------        --------
Gross profit...........................................      48,419          62,192          61,383
                                                           --------        --------        --------
Expenses:
  Selling, general and administrative..................      39,718          40,599          39,361
  Research and development.............................       8,470          10,222           6,750
                                                           --------        --------        --------
                                                             48,188          50,821          46,111
                                                           --------        --------        --------
Operating income.......................................         231          11,371          15,272
                                                           --------        --------        --------
Other income (expense):
  Interest expense.....................................      (6,308)         (4,557)         (1,995)
  Other income.........................................       1,883           1,160             653
                                                           --------        --------        --------
                                                             (4,425)         (3,397)         (1,342)
                                                           --------        --------        --------
Income (loss) before income taxes and extraordinary
  item.................................................      (4,194)          7,974          13,930
Income tax (expense) benefit...........................       1,902          (2,051)         (4,578)
                                                           --------        --------        --------
Income (loss) before extraordinary item................      (2,292)          5,923           9,352
Extraordinary loss on early extinguishment of debt, net
  of $143 tax benefit..................................        (234)             --              --
                                                           --------        --------        --------
Net income (loss)......................................    $ (2,526)       $  5,923        $  9,352
                                                           ========        ========        ========
Basic earnings (loss) per share before extraordinary
  item.................................................    $  (0.31)       $   0.79        $   1.11
Extraordinary loss per share...........................       (0.03)             --              --
                                                           --------        --------        --------
Basic earnings (loss) per share........................    $  (0.34)       $   0.79        $   1.11
                                                           ========        ========        ========
Diluted earnings (loss) per share before extraordinary
  item.................................................    $  (0.31)       $   0.77        $   1.08
Extraordinary loss per share...........................       (0.03)             --              --
                                                           --------        --------        --------
Diluted earnings (loss) per share......................    $  (0.34)       $   0.77        $   1.08
                                                           ========        ========        ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   ACCUMULATED
                                COMMON STOCK      ADDITIONAL                 TREASURY STOCK           OTHER
                              -----------------    PAID-IN     RETAINED   ---------------------   COMPREHENSIVE
                               SHARES     VALUE    CAPITAL     EARNINGS     SHARES      VALUE         LOSS         TOTAL
                              ---------   -----   ----------   --------   ----------   --------   -------------   -------
BALANCE AT JUNE 28, 1997....  8,687,615    $87     $56,860     $26,053            --   $     --      $(1,379)     $81,621
                                                                                                                  -------
Net income..................         --     --          --       9,352            --         --           --        9,352
Foreign currency
  translation, (net of tax
  of $(247))................         --     --          --          --            --         --         (761)        (761)
                                                                                                                  -------
Comprehensive income........                                                                                        8,591
Exercise of options.........     49,473     --         443          --            --         --           --          443
Purchase of treasury
  stock.....................         --     --          --          --      (656,400)   (12,417)          --      (12,417)
                              ---------    ---     -------     -------    ----------   --------      -------      -------
BALANCE AT JUNE 27, 1998....  8,737,088     87      57,303      35,405      (656,400)   (12,417)      (2,140)      78,238
                                                                                                                  -------
Net income..................         --     --          --       5,923            --         --           --        5,923
Foreign currency
  translation, (net of tax
  benefit of $25)...........         --     --          --          --            --         --       (1,919)      (1,919)
                                                                                                                  -------
Comprehensive income........                                                                                        4,004
Exercise of options.........     17,875     --         169          --            --         --           --          169
Shares issued under employee
  stock purchase plan.......     29,345      1         238          --            --         --           --          239
Stock option compensation...         --     --         105          --            --         --           --          105
Purchase of treasury
  stock.....................         --     --          --          --      (636,500)    (7,745)          --       (7,745)
                              ---------    ---     -------     -------    ----------   --------      -------      -------
BALANCE AT JULY 3, 1999.....  8,784,308     88      57,815      41,328    (1,292,900)   (20,162)      (4,059)      75,010
                                                                                                                  -------
Net loss....................         --     --          --      (2,526)           --         --           --       (2,526)
Foreign currency
  translation, (net of tax
  benefit of $174)..........         --     --          --          --            --         --       (1,918)      (1,918)
                                                                                                                  -------
Comprehensive loss..........         --     --          --          --            --         --           --       (4,444)
Exercise of options.........      2,895     --          16          --            --         --           --           16
Return of shares............     (1,332)    --         (19)         --            --         --           --          (19)
Shares issued under employee
  stock purchase plan.......     22,254     --         123          --            --         --           --          123
                              ---------    ---     -------     -------    ----------   --------      -------      -------
BALANCE AT JULY 1, 2000.....  8,808,125    $88     $57,935     $38,802    (1,292,900)  $(20,162)     $(5,977)     $70,686
                              =========    ===     =======     =======    ==========   ========      =======      =======

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                         JULY 1, 2000    JULY 3, 1999    JUNE 27, 1998
                                                         ------------    ------------    -------------
OPERATING ACTIVITIES
Net income (loss)......................................    $ (2,526)       $  5,923        $  9,352
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Extraordinary loss, net of tax benefit............         494              --              --
     Depreciation and amortization.....................       6,901           5,782           4,054
     Provisions for bad debts, discounts, credits and
       returns and late charges........................      11,027           9,498           7,141
     Provision for obsolete inventories................       2,157           2,309           1,425
     Unrealized (gain) loss on foreign currency
       transactions....................................        (554)           (865)            642
     Deferred income taxes.............................        (248)           (129)            425
     Stock option compensation.........................          --             105              --
     Other.............................................         129             122              16
     Changes in assets and liabilities:
       Trade accounts receivable.......................      (3,064)         (8,151)         (8,894)
       Inventories.....................................      (9,893)          4,040         (11,589)
       Prepaid expenses and other assets...............      (5,144)         (2,723)         (3,319)
       Accounts payable................................      (1,026)            505           4,711
       Warranty and other accrued expenses.............      (1,274)         (2,480)          3,174
       Income taxes payable and other liabilities......      (2,908)            743              36
                                                           --------        --------        --------
Net cash provided by (used in) operating activities....      (5,929)         14,679           7,174
                                                           --------        --------        --------
INVESTING ACTIVITIES
Capital expenditures...................................      (5,982)        (15,257)        (16,762)
Proceeds from sale of plant and equipment..............         633           4,264              --
Loans provided to related parties, net of repayments...        (243)        (10,231)         (2,461)
                                                           --------        --------        --------
Net cash used in investing activities..................      (5,592)        (21,224)        (19,223)
                                                           --------        --------        --------
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock.........         120             408             443
Payments for the purchase of treasury stock............          --          (7,745)        (12,417)
Proceeds from issuance of long-term debt...............      43,632          20,738           3,203
Payments for early extinguishment of debt..............     (64,596)             --              --
Net proceeds from (repayments of) borrowings under
  short-term revolving credit agreements...............       1,352          (1,383)          1,291
Net proceeds from (repayments of) borrowings under
  long-term debt and capital lease agreements..........      32,673          (5,267)         16,833
                                                           --------        --------        --------
Net cash provided by financing activities..............      13,181           6,751           9,353
                                                           --------        --------        --------
Effect of exchange rate changes on cash................         104              63             206
                                                           --------        --------        --------
Net increase (decrease) in cash........................       1,764             269          (2,490)
Cash at beginning of period............................       3,300           3,031           5,521
                                                           --------        --------        --------
Cash at end of period..................................    $  5,064        $  3,300        $  3,031
                                                           ========        ========        ========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest.............................................    $  5,490        $  3,889        $  2,071
                                                           ========        ========        ========
  Income taxes, net of refunds.........................    $  2,906        $  2,385        $  7,341
                                                           ========        ========        ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  Description of Business

     Cannondale Corporation (the "Company") manufactures and distributes bicycles, motorcycles, and bicycling and motorcycling accessories and equipment. International operations are conducted through the Company's wholly-owned subsidiaries: Cannondale Europe B.V. ("Cannondale Europe"), Cannondale Japan KK ("Cannondale Japan"), Cannondale FSC, and Cannondale Australia Pty Limited ("Cannondale Australia").

     During fiscal 2000, the Company entered the motorsports industry with the production and shipment of its first MX400 motocross motorcycle. The Company is also in the process of developing two additional motorcycle models and an All-Terrain Vehicle ("ATV").

  Business and Credit Concentrations

     The Company's bicycle customer base is composed of specialty bicycle retailers who are located principally throughout the United States and Europe. The Company's net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of the Company's net sales during fiscal 2000, 1999 or 1998. No single customer accounted for more than 5% of the Company's net sales during the years ended July 1, 2000, July 3, 1999 or June 27, 1998. As a result of the seasonality of the Company's business, the payment terms offered to its bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors.

     The Company's motorsports customer base is composed of specialty motorcycle retailers who are located within the United States. For motorcycles, the Company utilizes a third-party financial services organization to finance dealer inventory purchases whereby the Company receives payment from such organization for all motorcycle shipments within 30 days, less an interest factor. All other product is sold with payment terms from 30 to 60 days.

     The Company's raw materials are readily available and the Company is not completely dependent upon a single supplier. The Company has, however, preferences with respect to continuing its relationships with certain selected vendors, and a material portion of the Company's bicycle inventory purchases is from a single supplier. That single supplier was the source of approximately 22% of the Company's total raw material inventory purchases in fiscal 2000.

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

  Product Warranties

     The Company provides original owners of its bicycles with a lifetime warranty for the bicycle frame and a one year warranty for suspensions and components. During the warranty period, the Company will repair or replace a defective part or assembly at no cost to the owner. Provisions for estimated warranty expense are recognized at the time of sale, determined principally on the basis of past experience.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     There is no warranty offered on the motocross motorcycle (motorsports) products, which is customary in the industry.

  Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Plant and equipment under capitalized lease obligations are recorded at the present value of minimum lease payments.

     Depreciation of plant and equipment is calculated on the straight-line method over 20 to 40 years for buildings and improvements and 3 to 10 years for equipment. Depreciation of assets recorded under capitalized lease obligations is recognized over the lesser of the useful lives or lease terms and such amount is included in depreciation and amortization expense.

     Interest costs for the construction of certain long-lived assets are capitalized and amortized over the related asset's useful life. The Company capitalized interest costs of $101,000 and $88,000 for the years ended July 3, 1999 and June 27, 1998, respectively, related to the construction of the Company's new motorsports facility, headquarters facility and the expansion of its bicycle manufacturing facility. Total interest incurred before the recognition of the capitalized amount was $4,658,000 and $2,083,000 for fiscal 1999 and 1998, respectively. The Company did not capitalize any interest costs during fiscal 2000.

  Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for deferred income taxes. Taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on the enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable income.

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

  Financial Instruments

     The Company enters into forward contracts to purchase and sell U.S., European, Australian, Canadian and Japanese currencies to reduce exposures to foreign currency risk. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange, at maturity, various currencies for U.S. dollars and Euros at rates agreed to at the inception of the contracts. The Company does not hold foreign currency forward contracts for trading purposes. Deferred gains and losses resulting from effective hedges of firm commitments are included in prepaid expenses and other current assets on the Company's Consolidated Balance Sheet and are recognized in earnings when the offsetting gains and losses are recognized on the related transaction. The net gains or losses explicitly deferred at July 1, 2000, July 3, 1999 and June 27, 1998 were not significant. Realized and

                    CANNONDALE CORPORATION AND SUBSIDIARIES
unrealized gains and losses on foreign currency forward contracts that are designated and effective as hedges of receivables and payables denominated in foreign currencies are recognized in earnings and offset the impact of valuing such receivables and payables. Discounts or premiums on such forward contracts are amortized over the respective contract lives. Gains and losses on foreign currency transactions that do not satisfy the accounting requirements of an effective hedge are reported currently as other income or expense in the Consolidated Statement of Operations.

     During fiscal 1998, the Company entered into interest rate swap agreements to manage exposure to fluctuations in interest rates. The differential between the interest paid or received on a specified notional amount was recognized as an adjustment to interest expense. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates were not recognized in the financial statements as required by accounting principles generally accepted in the United States. In June 2000, the interest rate swap agreements were terminated in conjunction with the early extinguishment of long-term debt (see Note 5). The gain of $420,000 recognized upon such termination is included as a component of the net extraordinary loss in the Company's Consolidated Statement of Operations for fiscal 2000.

  Stock-Based Compensation

     The Company grants stock options to officers, directors, employees, consultants and advisors with an exercise price determined by the Board of Directors at the time of grant. The Company accounts for stock option grants, except for those granted to consultants and advisors of the Company, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which requires that compensation expense be recognized for the difference between the quoted market price of the stock at the grant date and the amount that the employee is required to pay. The Company accounts for stock option grants to consultants and advisors in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." During fiscal 1999, the Company incurred $105,000 of stock option compensation related to options granted to consultants of the Company. As prescribed under SFAS No. 123, the Company has disclosed in Note 7 the pro-forma effects on net income (loss) and earnings (loss) per share of recording compensation expense for the fair value of all stock options granted subsequent to July 1, 1995. It is the opinion of management that the existing model to estimate the fair value of employee options according to SFAS No. 123, and the assumptions used to calculate the impact, may not be representative of the effects on future years and does not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain 1999 and 1998 amounts have been reclassified to conform to the current year's presentation.

  Computer Software Developed for Internal Use

     During the fourth fiscal quarter of 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. The Company capitalized approximately $141,000 and $549,000 related to internally developed software costs during fiscal 2000 and 1999, respectively.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

  Intangible Assets

     Included in other assets are intangible assets, which represent the cost of patents, goodwill and deferred financing charges. Intangible assets were $3,644,000 and $2,378,000 at July 1, 2000 and July 3, 1999, respectively.
Amortization expense recorded for intangible assets was $772,000, $353,000 and $157,000 for fiscal 2000, 1999 and 1998, respectively. Accumulated amortization on intangible assets amounted to $540,000 and $624,000 at July 1, 2000 and July 3, 1999, respectively. Amortization of goodwill and patents is provided using the straight-line method over the estimated useful lives of the assets, not exceeding 17 years. Amortization of deferred financing charges is provided over the term of the related debt instrument. In connection with the early extinguishment of debt during fiscal 2000 (see Note 5), the Company expensed approximately $1,122,000 of unamortized deferred financing costs relating to the retired debt; such amount is included in the net extraordinary loss in the Consolidated Statement of Operations for fiscal 2000.

  Advertising Expenses

     Advertising costs are expensed during the year incurred. Selling, general and administrative expenses of the Company include advertising and promotion costs of $2,650,000, $3,441,000 and $3,906,000 for the years ended July 1, 2000,
July 3, 1999 and June 27, 1998, respectively.

  Accounting Developments

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its amendments SFAS No. 137 and SFAS No. 138 in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the changes in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS No. 133, as amended, effective July 2, 2000; the effect of such adoption is not expected to be material to both operating results and financial position for the quarter ending September 30, 2000.

     In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101, as amended by SAB 101B, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. It specifically addresses revenue recognition requirements for certain transactions, such as bill-and-hold transactions, up-front fees when the seller has continuing involvement, long-term service transactions, and layaway sales. SAB 101 also provides guidance on the required disclosures for revenue recognition policies and the impact of events and trends on revenue. SAB 101 will be effective for the Company's fourth quarter of fiscal 2001; the effect of adopting this standard cannot be estimated at this time.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that all shipping and handling billings to a customer in a sales transaction represent the revenue earned for the goods provided and, accordingly, should be classified as revenue. Currently, the Company offsets shipping and handling charges billed to customers with the freight costs paid to carriers within selling, general and administrative expenses. EITF Issue 00-10 will be effective for the Company's fourth quarter of fiscal 2001; adoption of this standard will have no impact on the net income or financial position of the Company.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

2. INVENTORIES

     The components of inventories are as follows (in thousands):

                                                       JULY 1, 2000    JULY 3, 1999
                                                       ------------    ------------
Raw materials........................................    $22,722         $17,723
Work-in-process......................................      1,848           2,110
Finished goods.......................................     17,722          14,993
                                                         -------         -------
                                                          42,292          34,826
Less reserve for obsolete inventories................     (1,879)         (1,661)
                                                         -------         -------
                                                         $40,413         $33,165
                                                         =======         =======

3. PROPERTY, PLANT AND EQUIPMENT, NET

     The components of property, plant and equipment, net, are as follows (in thousands):

                                                       JULY 1, 2000    JULY 3, 1999
                                                       ------------    ------------
Land.................................................    $  1,796        $  1,841
Buildings and improvements...........................      23,148          22,868
Factory and office equipment.........................      45,889          39,633
Construction and projects-in-progress................       1,427           3,369
                                                         --------        --------
                                                           72,260          67,711
Less accumulated depreciation........................     (32,146)        (26,334)
                                                         --------        --------
                                                         $ 40,114        $ 41,377
                                                         ========        ========

     Purchases of equipment through capitalized lease obligations and notes were $87,000 and $146,000 in fiscal 2000 and 1999, respectively. The Company did not enter into any capital leases during fiscal 1998.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

4. EARNINGS PER SHARE

     The following table is a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share computations and other related disclosures required by SFAS No. 128, "Earnings Per Share" (in thousands, except per share data):

                                                 YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                JULY 1, 2000    JULY 3, 1999    JUNE 27, 1998
                                                ------------    ------------    -------------
NUMERATOR:
Numerator for basic and diluted earnings
  (loss) per share -- income (loss) available
  to common stockholders before extraordinary
  item........................................    $(2,292)         $5,923          $9,352
Extraordinary loss on early extinguishment of
  debt, net of $143 tax benefit...............       (234)             --              --
                                                  -------          ------          ------
Net income (loss).............................    $(2,526)         $5,923          $9,352
                                                  =======          ======          ======
DENOMINATOR:
Denominator for basic earnings (loss) per
  share -- weighted-average shares............      7,497           7,518           8,442
Effect of dilutive securities:
  Employee stock options......................         --             168             240
                                                  -------          ------          ------
Denominator for diluted earnings (loss) per
  share -- adjusted weighted-average shares
  and assumed conversions.....................      7,497           7,686           8,682
                                                  =======          ======          ======
Basic earnings (loss) per share before
  extraordinary item..........................    $ (0.31)         $ 0.79          $ 1.11
Extraordinary loss per share..................      (0.03)             --              --
                                                  -------          ------          ------
Basic earnings (loss) per share...............    $ (0.34)         $ 0.79          $ 1.11
                                                  =======          ======          ======
Diluted earnings (loss) per share before
  extraordinary item..........................    $ (0.31)         $ 0.77          $ 1.08
Extraordinary loss per share..................      (0.03)             --              --
                                                  -------          ------          ------
Diluted earnings (loss) per share.............    $ (0.34)         $ 0.77          $ 1.08
                                                  =======          ======          ======

     The following table sets forth the average number of options to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted earnings (loss) per share. For fiscal 2000, inclusion of such options would result in an antidilutive effect due to the net loss incurred by the Company. For fiscal 1999 and 1998, the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect was antidilutive:

                                                       OPTIONS     RANGE OF EXERCISE PRICES
                                                      ---------    ------------------------
FISCAL 2000.........................................  2,364,704        $ 0.34 - $15.00
FISCAL 1999.........................................  1,021,843        $ 9.31 - $16.56
FISCAL 1998.........................................    377,528        $15.00 - $22.63

                    CANNONDALE CORPORATION AND SUBSIDIARIES

5. DEBT

     Short-term revolving credit advances (in thousands):

                                                              JULY 1, 2000    JULY 3, 1999
                                                              ------------    ------------
Cannondale Europe...........................................     $1,716           $262
Cannondale Japan............................................        519            620
                                                                 ------           ----
                                                                 $2,235           $882
                                                                 ======           ====

     In February 1998, Cannondale Europe entered into a multi-currency credit arrangement, which allowed Cannondale Europe to borrow up to NLG 12,500,000 on a short-term basis. The interest rate on outstanding borrowings was a market rate, applicable to the currencies borrowed, plus 1.50% with a minimum rate of 3.00%. The credit arrangement contained no specific expiration date, and could be terminated by either the borrower or the lender at any time. Cannondale Europe's multi-currency credit arrangement was guaranteed by Cannondale U.S.

     In January 2000, Cannondale Europe renegotiated certain terms of its multi-currency credit arrangement with ABN AMRO Bank N.V. ("ABN"), which allows Cannondale Europe to borrow up to NLG 12,500,000 (approximately $5,415,000 at July 1, 2000) on a short-term basis. This credit arrangement is comprised of an overdraft facility of up to NLG 10,000,000 (approximately $4,332,000 at July 1, 2000) and a contingent liability facility for up to NLG 2,500,000 (approximately $1,083,000 at July 1, 2000). The current interest rate on the overdraft facility is 5.50%, which is comprised of an ABN Euro base rate of 4.00% plus a margin of 1.50%. The minimum interest rate on the overdraft facility is an ABN Euro base rate of 3.00% plus the margin of 1.50%. Cannondale Europe must maintain a level of tangible net worth which represents at least 25% of total assets. The financing arrangement is secured by receivables, inventories and machinery and equipment. The credit arrangement contains no specific expiration date, and may be terminated by either the borrower or the lender at any time. Cannondale Europe's multi-currency credit arrangement is guaranteed by Cannondale U.S.

     Cannonale Japan has an unsecured revolving credit facility for up to JPY 155,000,000 (approximately $1,462,000 at July 1, 2000). The interest rate on the outstanding borrowings was 2.875% at July 1, 2000 and July 3, 1999. The credit facility contains no specific expiration date, and may be terminated by either the borrower or the lender at any time. Cannondale Japan's unsecured revolving credit facility is guaranteed by Cannondale U.S.

     The weighted-average interest rate on the Company's short-term revolving credit advances was 5.65% and 3.32% at July 1, 2000 and July 3, 1999, respectively.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     Long-term debt (in thousands):

                                                              JULY 1, 2000    JULY 3, 1999
                                                              ------------    ------------
Revolving debt..............................................    $18,887         $30,643
Term loans..................................................     30,000          20,000
IFN Finance, B.V. loan, interest at 6.75%...................     11,458              --
ABN AMRO Onroerend Goed Lease en Financieringen B.V. loan...      1,888             751
Pennsylvania Industrial Development Authority bonds,
  interest rates ranging from 2.0% to 4.5%..................      3,696           2,951
Connecticut Development Authority loan......................      1,566           1,602
Department of Economic and Community Development loan,
  interest at 4.0%..........................................        293             321
Notes secured by equipment and capitalized leases...........        152             185
                                                                -------         -------
                                                                 67,940          56,453
Less current portion........................................     (4,577)           (456)
                                                                -------         -------
                                                                $63,363         $55,997
                                                                =======         =======

     On June 30, 2000, the Company entered into a five year secured credit facility (the "secured facility") in the amount of $60.0 million with the CIT Group/Business Credit Inc. ("CIT") as the administrative and collateral agent. The secured facility consists of a revolving line of credit and a term loan. The outstanding amount of the revolving line of credit is limited to the lesser of $45.0 million or a percentage of eligible receivables and inventories. At July 1, 2000, approximately $11.9 million was available under the revolving line of credit. The term loan is in the amount of $15.0 million, and amortizes in 19 consecutive quarterly principal payments of $662,250 each followed by a final payment of the remaining unamortized principal at maturity. In addition to these quarterly payments, the agreement also provides for mandatory prepayments from excess cash flow and from the repayment of the note receivable from Joseph Montgomery (see Note 15). The interest rate on the revolving line of credit and term loan was 10.5% and 11.0%, respectively, at July 1, 2000. Interest on the revolving line of credit and term loan is payable monthly and is computed as the Chase Bank Rate (prime rate) plus an applicable revolver or term loan prime rate margin per annum, or LIBOR (London Interbank Offered rate) plus the applicable revolver or term loan LIBOR margin per annum. The revolver and term loan margins are based on certain financial ratios tied to the fixed charge coverage ratios, as defined, and range from 0.25% to 1.50% on the prime rate, or 1.75% to 3.00% on the LIBOR. The secured facility is collateralized by substantially all Cannondale U.S. assets and the issued and outstanding stock of Cannondale's subsidiaries. The secured facility requires minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricts the payment of cash dividends.

     In conjunction with the secured facility, the Company also entered into a three year financing agreement with Ableco Finance LLC ("Ableco"), which provides for a $15.0 million term loan. Such loan amortizes in four quarterly principal payments of $337,750 each, followed by seven quarterly payments of $500,000 each, and a final payment of the remaining unamortized principal at maturity. The interest rate on the term loan at July 1, 2000 was 15.5%. Such interest, determined on a monthly basis, consists of a Reference rate (prime rate), as defined, plus a 6.0% margin; 3.0% of this margin is payable in cash and the remaining 3.0% is capitalized as additional principal of the loan. In June 2000, the Company issued warrants to purchase an aggregate of 393,916 shares of its common stock at a purchase price of $0.01 per share to Ableco. Such warrants may be exercised at any time after June 30, 2001 but prior to June 30, 2005 provided the Company has not paid or prepaid at least $7.5 million of principal under the term loan by June 30, 2001. Such warrants would be immediately detachable and include antidilutive provisions. The term loan is collateralized by a second security interest in substantially all Cannondale U.S. assets and certain real property owned by Joseph Montgomery which secures his note receivable to the Company. The Ableco agreement requires minimum

                    CANNONDALE CORPORATION AND SUBSIDIARIES
fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricts the payment of cash dividends.

     The Company used the proceeds of the CIT, Ableco, and IFN financing arrangements to retire its existing $75.0 million amended and restated multi-currency credit facility (the "existing facility"). The Company recorded an extraordinary loss of $234,000 (net of a $143,000 tax benefit), which was comprised of the write-off of net deferred financing costs (approximately $1,122,000) offset by realized gains on the settlement of the foreign-denominated debt (approximately $325,000) and the interest rate swap agreements (approximately $420,000).

     As of July 3, 1999, the existing facility allowed for Cannondale U.S., Cannondale Europe and Cannondale Japan to borrow up to $65.0 million under a multi-currency revolving line of credit and provided for a $20.0 million term loan. The facility included a provision that permitted the Company to borrow up to $10.0 million of the $65.0 million revolving line of credit on a short-term basis (less than 30 days). The outstanding borrowings consisted of U.S. dollars ($45,320,000), Dutch guilders (7,000,000) and Japanese yen (250,705,000) at July
3, 1999. The facility contained restrictive and financial covenants relating to, among other things, the payment of dividends and the repurchase of shares of the Company's common stock, and the maintenance of minimum levels of cash flow, capitalization, interest coverage and tangible net worth. Under the facility, the Company had the option to borrow at the following rates: (1) a variable rate that was defined as the higher of the bank prime rate or the Federal Funds Rate plus 50.0 basis points, (2) a short-term market rate that was an offered rate per annum quoted by the bank, or (3) the LIBOR applicable to the currency borrowed plus an interest rate margin (the "LIBOR margin"). At July 3, 1999, the rate(s) of outstanding borrowings under the LIBOR option were 6.70% and 6.76% for U.S. dollar borrowings, 4.31% for Dutch guilder borrowings and 1.84% for Japanese yen borrowings. The LIBOR margin (ranging from 75.0 to 170.0 basis points) was determined quarterly based upon predetermined performance criteria. The Company was obligated to pay a facility fee (ranging from 25.0 to 30.0 basis points) on the balance of the facility based on the same performance criteria as the LIBOR margin. The LIBOR margin was 170.0 basis points at July 3, 1999. The facility fee was 30.0 basis points at July 3, 1999. The interest rate on the term loan was the LIBOR plus a margin that was 225.0 basis points at July 3, 1999, and increased to 250.0 basis points January 1, 2000 and 275.0 basis points April 1, 2000. The weighted-average interest rate for borrowings under this facility was 6.58% at July 3, 1999.

     During fiscal 2000, the availability under the existing facility was decreased from $85.0 to $75.0 million, and borrowings under the multi-currency revolving line of credit could not exceed the lesser of $55.0 million or 110% of the Company's eligible accounts receivable.

     In February 2000, Cannondale Europe entered into a financing agreement with IFN Finance, B.V. ("IFN") covering receivables from European customers for a period of three years. The available financing is 85% of pledged receivables, subject to a maximum of NLG 40,000,000 (approximately $17,330,000 at July 1, 2000). The financing may be in the form of either a current account overdraft or short-term loans. The interest rate is determined as the sum of the European central bank rate, subject to a minimum of 3.00% per annum, plus a margin of 1.50%. The pledged receivables are subject to certain conditions, including concentrations from single customers and time outstanding. In addition, the agreement provides for the payment of customary fees on a quarterly basis.

     In February 2000, Cannondale Europe entered into an agreement with ABN AMRO Onroerend Goed Lease en Financieringen B.V. ("ABN Financing") to mortgage a portion of its office building and land amounting to NLG 2,850,000 (approximately $1,235,000 at July 1, 2000), with a five year fixed interest rate of 6.70%, and a variable rate thereafter. Such mortgage was combined with the previous ABN Financing mortgage (approximately $653,000 at July 1, 2000 with an interest rate of 7.25%), and the combined mortgage will expire on September 12, 2016.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     The Pennsylvania Industrial Development Authority bonds are secured by the Company's bicycle and motorsports manufacturing facilities located in Bedford, Pennsylvania. The loans extend through 2015, and are payable in equal monthly payments.

     The Connecticut Development Authority loan is secured by the Company's Bethel, Connecticut, headquarters and research and development facility. The interest rate was fixed at 4.65% until January 2000; at such time, the interest rate was adjusted to 6.45% in order to yield the U.S. Government Securities Ten Year Treasury. Principal payments on the loan commenced in February 2000 in amounts sufficient to amortize the principal balance over a fifteen year term plus interest, with the balance due on February 1, 2008.

     The Department of Economic and Community Development loan is secured by certain machinery and equipment used for research and development by the Company. The loan extends through 2009 and is payable in equal monthly installments.

     Capitalized lease obligations extend through 2004, and represent the present value of future minimum lease payments, discounted at rates ranging from 6.80% to 9.50%, payable in monthly installments.

     Maturities of long-term debt, including payments under capitalized lease obligations, are as follows (in thousands):

2001.......................................................  $ 4,577
2002.......................................................    5,187
2003.......................................................   26,280
2004.......................................................    3,650
2005.......................................................   23,807
Thereafter.................................................    4,439
                                                             -------
                                                             $67,940
                                                             =======

     At July 1, 2000, the Company had an outstanding standby letter of credit for JPY 120,000,000 (approximately $1,132,000) and outstanding trade letters of credit for approximately $509,000.

6. INCOME TAXES

     Income (loss) before income taxes and extraordinary item by geographic location is as follows (in thousands):

                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                 JULY 1, 2000    JULY 3, 1999    JUNE 27, 1998
                                                 ------------    ------------    -------------
United States..................................    $(8,273)         $  (22)         $  (872)
Foreign........................................      4,079           7,996           14,802
                                                   -------          ------          -------
                                                   $(4,194)         $7,974          $13,930
                                                   =======          ======          =======

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     The income tax (benefit) provision consists of the following (in thousands):

                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                 JULY 1, 2000    JULY 3, 1999    JUNE 27, 1998
                                                 ------------    ------------    -------------
Current:
  Federal......................................    $(2,978)         $ (309)         $ (786)
  Foreign......................................      1,821           2,733           5,067
  State........................................       (497)           (244)           (128)
                                                   -------          ------          ------
     Total current.............................     (1,654)          2,180           4,153
                                                   -------          ------          ------
Deferred:
  Federal......................................        230             (52)            412
  Foreign......................................       (526)            (71)            (59)
  State........................................         48              (6)             72
                                                   -------          ------          ------
     Total deferred............................       (248)           (129)            425
                                                   -------          ------          ------
     Total.....................................    $(1,902)         $2,051          $4,578
                                                   =======          ======          ======

     The provision (benefit) for income taxes on income (loss) before income taxes differs from the amount computed by applying the U.S. federal income tax rate (34.0%) because of the effects of the following items:

                                                  YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                 JULY 1, 2000    JULY 3, 1999    JUNE 27, 1998
                                                 ------------    ------------    --------------
Tax at U.S. statutory rate.....................     (34.0)%          34.0%            34.0%
State income benefit, net of federal tax.......      (6.9)           (3.2)            (0.6)
Lower effective income taxes of other
  countries....................................      (2.2)           (0.7)            (0.2)
Tax effect of research and development
  credit.......................................      (9.4)           (5.0)            (1.8)
Tax effect of dividend from foreign
  subsidiary...................................       5.9              --               --
Other..........................................       1.3             0.6              1.5
                                                    -----            ----             ----
                                                    (45.3)%          25.7%            32.9%
                                                    =====            ====             ====

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     The significant components of the Company's deferred tax assets and liabilities at July 1, 2000 and July 3, 1999 are as follows (in thousands):

                                                              JULY 1, 2000    JULY 3, 1999
                                                              ------------    -------------
Deferred tax assets:
  Accounts receivable and inventory reserves................    $ 2,148          $ 1,988
  Stock option compensation.................................        341              304
  Accrued liabilities.......................................      1,028            1,119
  Tax credits and NOL carryforwards.........................      4,943               --
  Other.....................................................        821              523
                                                                -------          -------
  Total deferred assets.....................................      9,281            3,934
                                                                -------          -------
Deferred tax liabilities:
  Tax over book depreciation................................     (1,438)          (1,078)
  Accounts receivable fair value adjustment.................       (572)            (858)
  Other.....................................................     (1,019)            (868)
                                                                -------          -------
  Total deferred liabilities................................     (3,029)          (2,804)
                                                                -------          -------
Net deferred tax assets.....................................    $ 6,252          $ 1,130
                                                                =======          =======

     The net noncurrent portion ($681,000) of the above net deferred tax asset is included in other assets on the Company's Consolidated Balance Sheet at July 1, 2000.

     Included in the deferred tax asset balance as of July 1, 2000, the Company has available for U.S. federal income tax purposes research and development credit, foreign tax credit and alternative minimum tax credit carryforwards of approximately $1,239,000, $2,839,000 and $180,000, respectively. The Company also has state net operating loss carryforwards of approximately $449,000. The research and development credit carryforwards expire in fiscal 2019 and 2020. The foreign tax credit carryforward expires in fiscal 2005. The alternative minimum tax credit carryforward has no expiration, and will be carried forward indefinitely until utilized. The state net operating loss carryforwards are related to a number of state jurisdictions and will expire at various times between fiscal 2003 and 2015.

     Realization of these tax carryforwards is dependent on generating sufficient taxable income prior to the expiration of the various credits. Approximately $13 million of future taxable income during the carryforward period will be necessary for the Company to utilize the entire credit carryforward amount. In the event that the Company does not realize such earnings, a charge would be required. Management believes the Company will obtain the full benefit of the entire deferred tax asset on the basis of its evaluation of the Company's anticipated future profitability from both its motorsports and bicycle operating segments. Based on management's assessment, it is more likely than not that the entire net deferred tax asset recorded as of July 1, 2000 will be realized through future taxable earnings and/or implementation of tax planning strategies.

     Also included in the Company's deferred tax asset balance as of July 1, 2000 is a net operating loss carryforward of approximately $236,000 from the Company's subsidiary in Japan, which will expire in 2005. Based on management's assessment, it is more likely than not this deferred tax asset will be realized within the required period through future taxable earnings by the Company's subsidiary in Japan.

     In the fourth quarter of fiscal 2000, the Company received a dividend from Cannondale Europe, a 100% owned foreign subsidiary, in the amount of $11,490,000. This dividend was paid from Cannondale Europe's undistributed earnings. The Company has provided for an additional $247,000 in U.S. federal income taxes representing the net tax impact of the dividend after the effect of foreign tax credit adjustments, which offset the majority of the U.S. federal income taxes generated by this dividend.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     Effective July 1, 2000, the Company's policy is to repatriate future earnings to the extent of foreign subsidiaries' prospective earnings. Undistributed earnings of the Company's foreign subsidiaries as of July 1, 2000 amount to approximately $23,031,000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, upon repatriation, additional foreign tax credit carryforwards would be available to reduce some portion of the resulting U.S. tax liability. Withholding taxes of approximately $1,286,000 would be payable upon remittance of all previously unremitted earnings at July 1, 2000.

7. STOCK OPTIONS

     SFAS No. 123 requires that the Company disclose the pro-forma impact on net income (loss) and earnings (loss) per share as if compensation expense associated with employee stock options had been calculated under the fair value method for employee stock options granted subsequent to July 1, 1995. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended July 1, 2000, July 3, 1999 and June 27, 1998, respectively: an expected volatility of .43, .43 and .50, an expected term of 4.34, 4.29 and 4.18, risk-free interest rates of 6.23%, 4.85% and 5.50%, and no expected dividend yield.

     For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows (in thousands, except per share data):

                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                 JULY 1, 2000    JULY 3, 1999    JUNE 27, 1998
                                                 ------------    ------------    -------------
Pro-forma net income (loss)....................    $(4,147)         $3,107          $7,000
Pro-forma basic earnings (loss) per share......    $ (0.55)         $ 0.41          $ 0.83
Pro-forma diluted earnings (loss) per share....    $ (0.55)         $ 0.41          $ 0.80

     The pro-forma effect of SFAS No. 123 will not be fully reflected until 2001 due to the inclusion of options granted only subsequent to July 1, 1995.

     The Company has five fixed option plans: the 1994 Stock Option Plan (the "1994 Plan"), the 1994 Management Stock Option Plan (the "Management Plan"), the 1995 Stock Option Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1998 Stock Option Plan (the "1998 Plan"). Under the terms of the plans, the committee administering the plans may grant options to purchase shares of the Company's common stock to officers, directors, employees, consultants and advisors for up to 2,957,500 shares. The vesting of options granted under the plans is at the discretion of the Board of Directors. Other than options granted under the 1994 Plan to purchase 373,743 shares of common stock at an exercise price of $0.34, substantially all of which vested on July 2, 1994, and options granted to new non-employee directors (1,000 on the date of election or appointment) which vest immediately, options vest over a three to five year period. The 1994 Plan, the Management Plan, the 1995 Plan, the 1996 Plan and the 1998 Plan terminate on December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2008, respectively.

     In February 1998, the Company amended its stock option plans to include a provision whereby upon a change of control, as defined by the plans, any option granted and outstanding shall immediately become vested. On June 15, 1998, an aggregate of 1,430,652 options to purchase common stock with exercise prices in excess of $12.50 were canceled and new options were issued with the same exercise prices and terms as the old

                    CANNONDALE CORPORATION AND SUBSIDIARIES
options; provided, however, that in the event of a change of control, the exercise price of the new options will be $12.50 (the fair value of the Company's common stock at the time of the grant).

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

     A summary of the status of the Company's stock option plans as of July 1, 2000, July 3, 1999 and June 27, 1998, and changes during the years ending on those dates is presented below:

                                                            2000                     1999                      1998
                                                   ----------------------   -----------------------   -----------------------
                                                                WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                                 AVERAGE                   AVERAGE                   AVERAGE
                                                                EXERCISE                  EXERCISE                  EXERCISE
                                                     SHARES       PRICE       SHARES        PRICE       SHARES        PRICE
                                                   ----------   ---------   -----------   ---------   -----------   ---------
Outstanding at beginning of year.................   2,274,266     $8.30       1,651,447    $14.30       1,353,204    $14.25
Granted..........................................     442,286     $7.79       2,208,552    $ 8.90       2,379,758    $16.30
Exercised........................................      (2,895)    $4.51         (17,875)   $ 8.53         (49,473)   $ 5.47
Terminated or canceled...........................    (221,631)    $8.74      (1,567,858)   $15.48      (2,032,042)   $16.83
                                                   ----------               -----------               -----------
Outstanding at end of year.......................   2,492,026     $8.18       2,274,266    $ 8.30       1,651,447    $14.30
                                                   ==========               ===========               ===========
Options exercisable at end of year...............     922,639     $7.82         874,017    $ 7.72         742,898    $11.73
Weighted-average fair value of options granted
  during the year................................  $     3.24               $      3.47               $      5.92

     The following table summarizes information about fixed stock options outstanding at July 1, 2000:

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                      --------------------------------------------------   -------------------------------
                        NUMBER OF         WEIGHTED-                          NUMBER OF
                         OPTIONS           AVERAGE          WEIGHTED-         OPTIONS         WEIGHTED-
 RANGE OF EXERCISE    OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT      AVERAGE
       PRICES          JULY 1, 2000    CONTRACTUAL LIFE   EXERCISE PRICE    JULY 1, 2000    EXERCISE PRICE
--------------------  --------------   ----------------   --------------   --------------   --------------
          $ 0.34....      151,325            3.99             $ 0.34          151,325           $ 0.34
$ 6.44 to $ 8.75....      811,273            8.99             $ 7.41           14,000           $ 7.41
$ 9.31 to $10.00....    1,524,429            6.63             $ 9.35          752,315           $ 9.31
$10.38 to $15.00....        4,999            7.74             $11.30            4,999           $11.30
                        ---------                                             -------
$ 0.34 to $15.00....    2,492,026            7.24             $ 8.18          922,639           $ 7.82
                        =========                                             =======

8. PROFIT SHARING PLAN

     The Company has a qualified, defined contribution savings plan covering all full-time U.S. employees who have attained the age of 18 with more than three months of service. Contributions to the plan, which are discretionary, are determined annually by the Board of Directors. There were no contributions in fiscal 2000, 1999 or 1998.

9. STOCKHOLDERS' EQUITY

     In September 1997, the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock at an aggregate price not to exceed $20.0 million. In July 1998, the Company's Board of Directors authorized a new stock repurchase program by the Company to repurchase up to 1,000,000 shares of its common stock. Shares repurchased under the 1998 program are to be additional to the shares repurchased pursuant to the repurchase program announced in September 1997. Purchases by the

                    CANNONDALE CORPORATION AND SUBSIDIARIES

Company may be made from time to time in the open market or in private transactions. The repurchase program may be suspended or discontinued at any time. Shares repurchased by the Company will be available for general corporate purposes, including issuance upon the exercise of employee stock options. As of July 3, 1999, the Company had repurchased an aggregate of 1,292,900 shares of its common stock under the programs at a cost of $20.2 million. The Company did not repurchase any shares of its common stock during fiscal 2000.

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

     In September 1994, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") which is intended to allow qualified employees to purchase common stock of the Company at a discount to the market value of such common stock. A total of 348,750 shares of common stock have been reserved for issuance under the Purchase Plan. Under the terms of the Purchase Plan, the purchase price of a share of common stock is the lower of 85% of the closing price of the Company's common stock on the date the offering period begins or 85% of the closing price of the Company's common stock on the termination date of the offering period. During fiscal year 2000, employees purchased 22,254 shares of common stock pursuant to the Purchase Plan at prices ranging from $5.53 to $5.55 per share. During fiscal year 1999, employees purchased 29,345 shares of common stock at prices ranging from $7.23 to $11.37 per share.

     At July 1, 2000, there were 2,970,510 shares of common stock reserved for the exercise of options and employee stock purchases. In addition, there were 393,916 shares of common stock reserved for the exercise of warrants issued to Ableco (see Note 5).

10. OPERATING LEASES

     The Company and its subsidiaries lease a Cessna Citation Jet, computer software and hardware and other office and factory equipment under long-term operating leases with varying terms. The aggregate future

                    CANNONDALE CORPORATION AND SUBSIDIARIES
minimum lease payments under noncancellable operating leases with initial or remaining lease terms of greater than one year are as follows (in thousands):

2001......................................................    $  973
2002......................................................       535
2003......................................................       434
2004......................................................       384
2005 and thereafter.......................................       341
                                                              ------
                                                              $2,667
                                                              ======

     Rent expense amounted to $1,729,000, $1,582,000 and $2,052,000 in fiscal 2000, 1999 and 1998, respectively.

     During the first quarter of fiscal 2000, the Company entered into a $960,000 sale-leaseback transaction for manufacturing and research and development equipment from which the Company received proceeds of $633,000 and the lender paid the balance of the equipment cost. The sale resulted in a $48,000 gain, which was deferred and is being amortized over the seven year term of the lease. The lease provides the Company with the option to purchase the equipment for 25.46% of the equipment cost on the 85th basic rent date. This lease is being accounted for as an operating lease and will result in rent expense of approximately $141,000 annually.

     During the third quarter of fiscal 1999, the Company entered into a $2.9 million sale-leaseback transaction for its Cessna Citation Jet aircraft. The sale resulted in a gain of $131,000 which was deferred and is being amortized over the five year term of the lease. The lease provides the Company with the option to terminate the lease before the end of the lease term for predetermined amounts without penalty. At the end of the lease term, the Company can purchase the equipment for 90% of its original cost, renew the lease for the then fair market value rental or sell the aircraft to a third party. If the proceeds from the sale of the aircraft are less than 90% of the purchase price, the Company shall make a final payment in the amount of the deficiency not to exceed 72% of the original cost. The related lease is being accounted for as an operating lease and has resulted in additional rent expense of approximately $273,000 annually.

11. FINANCIAL INSTRUMENTS

  Balance Sheet Financial Instruments

     At July 1, 2000, the carrying value of financial instruments such as cash, receivables and payables approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of the Company's notes receivable and borrowings under its variable rate short- and long-term credit agreements approximated their fair value. The carrying value of the Company's other long-term debt is estimated based on expected future cash flows, discounted at current rates for the same or similar issues. The carrying value of the Company's other long-term debt approximated the fair value as of July 1, 2000, except for the ABN Financing mortgage, which had a carrying value and fair value of approximately $1.9 million and $1.2 million, respectively.

  Forward Foreign Exchange Contracts

     At July 1, 2000 and July 3, 1999, the Company had approximately $3.9 million and $10.4 million, respectively, of forward exchange contracts outstanding to exchange European, Japanese, Australian, Canadian and U.S. currencies to reduce exposures to foreign currency risk. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The forward exchange contracts generally have maturities that do not exceed 12 months and

                    CANNONDALE CORPORATION AND SUBSIDIARIES
require the Company to exchange, at maturity, various currencies for U.S. dollars and Euros at rates agreed to at the inception of the contracts. At July 1, 2000, the net loss deferred from hedging firm sale and purchase commitments was not material.

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

     Prior to the retirement of the Company's multi-currency revolving credit facility, the Company used borrowings of Japanese yen, Euros, and Dutch guilders to hedge its net investments in its foreign subsidiaries. The Company had outstanding borrowings of 251.0 million Japanese yen (approximately $2,072,000) and 7.0 million Dutch guilders (approximately $3,252,000) at July 3, 1999. Gains and losses on hedges of net investments were recognized as a component of accumulated other comprehensive income in stockholders' equity. The gain recognized upon the early extinguishment of these borrowings (see Note 5) is included as a component of the net extraordinary loss in the Company's Statement of Operations for fiscal 2000.

  Interest Rate Swaps

     In April 1998, the Company entered into two five year interest rate swap agreements with a total notional principal amount of $20.0 million to manage interest costs associated with changing interest rates. These agreements converted underlying variable-rate debt based on the LIBOR under the Company's multi-currency revolving line of credit to fixed-rate debt with an interest rate of 6.05%. In June 2000, the interest rate swap agreements were terminated in conjunction with the early extinguishment of long-term debt (see Note 5). The gain recognized upon such termination of $420,000 is included as a component of the net extraordinary loss in the Company's Consolidated Statement of Operations for fiscal 2000.

12. OTHER INCOME

     Other income primarily consisted of finance charges relating to accounts receivable, which totaled $396,000, $529,000 and $885,000 for fiscal 2000, 1999 and 1998, respectively; foreign currency gains (losses) of $169,000, ($78,000) and ($232,000) for fiscal 2000, 1999 and 1998, respectively; and interest income of $1,105,000 and $804,000 from a related party loan in fiscal 2000 and 1999, respectively.

13. OPERATIONS BY INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

     In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method the Company used in reporting information about its operating segments.

     The Company's reportable segments are Bicycles and Motorsports. The Company operates predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle-related products are aggregated in the Bicycle segment. The Company has also entered the motorsports industry with its line of motocross motorcycles and related accessories and clothing, as well as its development of an ATV.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     Summarized data by geographic area is as follows (in thousands):

                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                         JULY 1, 2000    JULY 3, 1999    JUNE 27, 1998
                                                         ------------    ------------    -------------
Net sales from external customers:
  Bicycles.............................................    $160,462        $176,819        $171,496
  Motorsports..........................................          57              --              --
                                                           --------        --------        --------
                                                           $160,519        $176,819        $171,496
                                                           ========        ========        ========
Operating income (loss):
  Bicycles.............................................    $  8,767        $ 17,278        $ 17,306
  Motorsports..........................................      (8,536)         (5,907)         (2,034)
                                                           --------        --------        --------
                                                           $    231        $ 11,371        $ 15,272
                                                           ========        ========        ========
Identifiable assets:
  Bicycles.............................................    $146,875        $153,072        $152,018
  Motorsports..........................................      18,032           9,307             259
                                                           --------        --------        --------
                                                           $164,907        $162,379        $152,277
                                                           ========        ========        ========
Capital expenditures:
  Bicycles.............................................    $  2,395        $  6,190        $ 16,503
  Motorsports..........................................       3,587           9,067             259
                                                           --------        --------        --------
                                                           $  5,982        $ 15,257        $ 16,762
                                                           ========        ========        ========
Depreciation and amortization expense:
  Bicycles.............................................    $  6,544        $  5,721        $  4,054
  Motorsports..........................................         357              61              --
                                                           --------        --------        --------
                                                           $  6,901        $  5,782        $  4,054
                                                           ========        ========        ========

     The Company evaluates performance of its segments based on profit or loss from operations. The amounts below are not allocated between the segments.

                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                         JULY 1, 2000    JULY 3, 1999    JUNE 27, 1998
                                                         ------------    ------------    -------------
Total operating income for reportable segments.........    $   231         $11,371          $15,272
Other income (expense):
  Interest expense.....................................     (6,308)         (4,557)          (1,995)
  Other income.........................................      1,883           1,160              653
                                                           -------         -------          -------
                                                            (4,425)         (3,397)          (1,342)
                                                           -------         -------          -------
Income (loss) before income taxes and extraordinary
  item.................................................     (4,194)          7,974           13,930
Income tax (expense) benefit...........................      1,902          (2,051)          (4,578)
                                                           -------         -------          -------
Income (loss) before extraordinary item................     (2,292)          5,923            9,352
Extraordinary loss on early extinguishment of debt, net
  of $143 tax benefit..................................       (234)             --               --
                                                           -------         -------          -------
Net income (loss)......................................    $(2,526)        $ 5,923          $ 9,352
                                                           =======         =======          =======

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     Summarized data by geographic area is as follows (in thousands):

                                                 YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                JULY 1, 2000    JULY 3, 1999     JUNE 27, 1998
                                                ------------    -------------    -------------
Net sales from external customers(a):
  United States...............................    $ 73,575        $ 72,413         $ 75,193
  Other European countries....................      46,461          59,008           52,603
  Germany.....................................      19,948          26,639           25,382
  All other countries.........................      20,535          18,759           18,318
                                                  --------        --------         --------
                                                  $160,519        $176,819         $171,496
                                                  ========        ========         ========
Long-lived assets(b):
  United States...............................    $ 55,059        $ 54,798         $ 37,937
  Netherlands.................................       2,265           2,886            3,141
  All other countries.........................       1,012             449              380
                                                  --------        --------         --------
                                                  $ 58,336        $ 58,133         $ 41,458
                                                  ========        ========         ========

---------------
(a) Net sales are attributed to countries based on location of customer.

(b) Long-lived assets are located in the respective geographic regions.

     At July 1, 2000, the net assets of Cannondale Europe, Cannondale Japan and Cannondale Australia were $15,066,000, $1,259,000 and $1,118,000, respectively.

14. CAPITALIZATION OF COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which was adopted by the Company as of the beginning of its fourth fiscal quarter of 1999, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. In fiscal 1998 and prior, the Company expensed such costs as incurred. SOP 98-1 required companies to adopt its provisions as of the beginning of the fiscal year and restate previously reported interim results. The effect of this accounting change was to increase net income for the fiscal year ended July 3, 1999 by $322,000 ($0.04 per share). In addition, in the fiscal year 1999 Form 10-K, the Company restated previously reported 1999 quarterly earnings as follows (in thousands, except per share data):

                            THREE MONTHS     THREE MONTHS     SIX MONTHS     THREE MONTHS    NINE MONTHS
                                ENDED           ENDED           ENDED           ENDED           ENDED
                            SEPTEMBER 27,    DECEMBER 27,    DECEMBER 27,     MARCH 27,       MARCH 27,
                                1998             1998            1998            1999           1999
                            -------------    ------------    ------------    ------------    -----------
Previously reported
  earnings................      $ 712           $1,775          $2,487          $2,317         $4,804
Change in accounting for
  internal use software...         83               74             157              53            210
                                -----           ------          ------          ------         ------
Adjusted earnings.........      $ 795           $1,849          $2,644          $2,370         $5,014
                                =====           ======          ======          ======         ======

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                            THREE MONTHS     THREE MONTHS     SIX MONTHS     THREE MONTHS    NINE MONTHS
                                ENDED           ENDED           ENDED           ENDED           ENDED
                            SEPTEMBER 27,    DECEMBER 27,    DECEMBER 27,     MARCH 27,       MARCH 27,
                                1998             1998            1998            1999           1999
                            -------------    ------------    ------------    ------------    -----------
Previously reported basic
  earnings per share......      $0.09           $ 0.24          $ 0.33          $ 0.31         $ 0.64
Adjusted basic earnings
  per share...............      $0.10           $ 0.25          $ 0.35          $ 0.32         $ 0.67
Previously reported
  diluted earnings per
  share...................      $0.09           $ 0.23          $ 0.32          $ 0.30         $ 0.62
Adjusted diluted earnings
  per share...............      $0.10           $ 0.24          $ 0.34          $ 0.31         $ 0.65

15. RELATED PARTY TRANSACTIONS

     During the first quarter of fiscal 1999, the Company provided Joseph Montgomery, the President and Chief Executive Officer of the Company, with a loan in the principal amount of $10.0 million for the purchase of certain real property. This loan was combined with a previous loan in the principal amount of $2.0 million which enabled him to meet certain tax obligations in April 1998. The combined loan matures on August 1, 2003, at which time the entire principal balance is due. The interest rate on the loan is set at the prime rate as published in the Wall Street Journal from time to time, and the loan is secured by a pledge to the Company of all of the shares of the Company's common stock held by Mr. Montgomery and by a third mortgage on certain real property.

     The Company deferred the first interest payment of approximately $900,000 payable by Mr. Montgomery to the Company due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery was obligated to sell 75,000 shares of his stock in the Company per quarter beginning in the third quarter of fiscal 2000, and the net proceeds of such sales were to be remitted to the Company to pay the deferred interest. The stock selling program by Mr. Montgomery was subject to applicable securities laws and other restrictions which precluded him from selling a total of 75,000 shares per quarter. During the third and fourth quarters of fiscal 2000, Mr. Montgomery sold 98,100 shares of his stock in the Company pursuant to the terms of the agreement, thus reducing his deferred interest balance by approximately $614,000. The Company also deferred the interest payment due August 1, 2000 of approximately $1,067,000 until August 28, 2000. At such time, Mr. Montgomery paid $1.4 million to the Company as full payment of all deferred interest and accrued interest thereon.

     During 1998, the Company purchased a Cessna Citation Jet aircraft from JSM, Inc. ("JSM"), a corporation of which Mr. Montgomery is the sole stockholder, for $2.8 million and terminated its lease with JSM for the rental of the same aircraft. The purchase price of the Cessna Citation Jet aircraft was determined by the Company based on independent valuations of the market value of the aircraft. The Company also assumed the obligations of JSM Aviation, LLC ("JSM LLC"), a Connecticut limited liability company in which Mr. Montgomery and a director of the Company are each members, as sublessee under a hangar lease which houses the Cessna Citation jet aircraft. As part of the assumption of the hangar lease obligations, the Company reimbursed JSM LLC $160,922 for the cost of certain leasehold improvements made to the hangar by JSM LLC. The Company uses the Cessna Citation Jet aircraft largely for transporting personnel between its Connecticut headquarters and its Pennsylvania manufacturing facilities, and anticipates that it will have an increased need for an aircraft in connection with the growth of the business. In connection with the purchase of the Cessna Citation Jet aircraft, the Company also purchased, for $500,000, JSM's right to acquire a Learjet aircraft. JSM had entered into a contract with Learjet, Inc. ("Learjet") to purchase an aircraft, and had paid Learjet $500,000 as a deposit with respect to such purchase. The Company had assumed JSM's rights and obligations under this contract. In the second quarter of fiscal 2000, the Company decided not to

                    CANNONDALE CORPORATION AND SUBSIDIARIES
purchase the Learjet aircraft and, accordingly, the deposit was returned to the Company with accrued interest thereon.

     During the third quarter of fiscal 1999, the Company entered into a $2.9 million sale-leaseback transaction for the Cessna Citation Jet (See Note 10). The lease provides JSM with the right of first refusal should the Company purchase the aircraft pursuant to the terms of the lease agreement.

     The Company has provided three officers of the Company with interest-free loans to enable them to purchase homes in the vicinity of the Company's headquarters. As of July 1, 2000 and July 3, 1999, $1,090,000 and $650,000,
respectively, had been loaned to the officers. Two of the loans mature on December 29, 2006 and September 1, 2007, respectively, at which dates the entire principal balance of each of the respective loans is due. The Company advanced $80,000 to another officer of the Company during fiscal 1999; such advance was converted into a demand note receivable during fiscal 2000 and is included in the total loan amount stated above.

     During fiscal 1998, construction of the Company's headquarters and research and development facility and the expansion of its manufacturing facility was completed. During fiscal 1999, the construction of the Company's new motorsports manufacturing facility was completed. The Company contracted an entity controlled by a director of the Company to act as the general contractor for the construction of these projects. The Company paid the entity approximately $6.3 million and $5.6 million for the construction of these facilities during the fiscal years ended July 3, 1999 and June 27, 1998, respectively. During fiscal 2000, the Company paid the entity a final payment of approximately $131,000 for the construction of the motorsports manufacturing facility.

16. LITIGATION

     The Company currently and from time to time is involved in product liability lawsuits and other litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on the results of operations, cash flows or financial condition of the Company; however, due to the inherent uncertainty of litigation there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CANNONDALE CORPORATION

September 29, 2000                        /s/       WILLIAM A. LUCA
                                          --------------------------------------
                                                     William A. Luca
                                                Vice President of Finance,
                                          Treasurer, Chief Financial Officer and
                                                 Chief Operating Officer

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

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

             /s/ JOSEPH S. MONTGOMERY                Chairman, President, Chief      September 29, 2000
---------------------------------------------------    Executive Officer and
               Joseph S. Montgomery                    Director (Principal
                                                       Executive Officer)

                /s/ WILLIAM A. LUCA                  Vice President of Finance,      September 29, 2000
---------------------------------------------------    Treasurer, Chief Financial
                  William A. Luca                      Officer, Chief Operating
                                                       Officer and Director
                                                       (Principal Financial
                                                       Officer)

               /s/ DANIEL C. ALLOWAY                 Vice President of Sales and     September 29, 2000
---------------------------------------------------    Director
                 Daniel C. Alloway

               /s/ JOHN P. MORIARTY                  Assistant Treasurer and         September 29, 2000
---------------------------------------------------    Assistant Secretary, Chief
                 John P. Moriarty                      Accounting Officer
                                                       (Principal Accounting
                                                       Officer)

              /s/ JAMES S. MONTGOMERY                Director                        September 29, 2000
---------------------------------------------------
                James S. Montgomery

                /s/ GREGORY GRIFFIN                  Director                        September 29, 2000
---------------------------------------------------
                  Gregory Griffin

                 /s/ JOHN SANDERS                    Director                        September 29, 2000
---------------------------------------------------
                   John Sanders

              /s/ MICHAEL J. STIMOLA                 Director                        September 29, 2000
---------------------------------------------------
                Michael J. Stimola

                /s/ SALLY G. PALMER                  Director                        September 29, 2000
---------------------------------------------------
                  Sally G. Palmer

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Cannondale Corporation and Subsidiaries

We have audited the consolidated financial statements of Cannondale Corporation and subsidiaries as of July 1, 2000 and July 3, 1999, and for each of the three years in the period ended July 1, 2000, and have issued our report thereon dated August 11, 2000, except for the second paragraph of Note 15, as to which the date is August 28, 2000 (included elsewhere in this Annual Report). Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
September 27, 2000

                                                                     SCHEDULE II

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                     BEGINNING OF   COSTS AND       OTHER                        END OF
            DESCRIPTION                 PERIOD       EXPENSES      ACCOUNTS    DEDUCTIONS        PERIOD
            -----------              ------------   ----------    ----------   ----------      ----------
                                                                (IN THOUSANDS)
ALLOWANCE FOR BAD DEBTS, DISCOUNTS,
  CREDITS AND RETURNS AND LATE
  CHARGES
  Year ended June 27, 1998.........    $ 6,432       $ 7,586         $ (5)      $ (5,534)(1)    $ 8,479
                                       =======                                                  =======
  Year ended July 3, 1999..........    $ 8,479       $ 9,297         $  4       $ (7,706)(1)    $10,074
                                       =======                                                  =======
  Year ended July 1, 2000..........    $10,074       $11,203         $  6       $(11,207)(1)    $10,076
                                       =======                                                  =======
RESERVE FOR OBSOLETE INVENTORIES
  Year ended June 27, 1998.........    $ 1,069       $ 1,425         $(39)      $ (1,649)(2)    $   806
                                       =======                                                  =======
  Year ended July 3, 1999..........    $   806       $ 2,309         $  5       $ (1,459)(2)    $ 1,661
                                       =======                                                  =======
  Year ended July 1, 2000..........    $ 1,661       $ 2,191         $  9       $ (1,982)(2)    $ 1,879
                                       =======                                                  =======

---------------
(1) Discounts, late charges and uncollectible accounts written off, net of recoveries.

(2) Inventory disposed.