Form 10-Q
period 2000-09-30
CANNONDALE CORP /
filed 2000-11-14
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of November 8, 2000 was 7,515,225.

                                      INDEX

                                                                                             Page
                                                                                             ----
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30,
                        2000, July 1, 2000 and October 2, 1999                                1

                  Condensed Consolidated Statements of Operations for the three
                        months ended September 30, 2000 and October 2, 1999                   2

                  Condensed Consolidated Statements of Cash Flows for the three
                        months ended September 30, 2000 and October 2, 1999                   3

                  Notes to Condensed Consolidated Financial Statements                        4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  12

Part II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K                                           13

Signature                                                                                     14

                          PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            SEPTEMBER 30, 2000    JULY 1, 2000    OCTOBER 2, 1999
                                                            ------------------    ------------    ---------------
                                                                 (UNAUDITED)                         (UNAUDITED)
ASSETS
Current assets:
    Cash ................................................        $   2,748         $   5,064         $   2,089
    Trade accounts receivable, less allowances of
       $10,537, $10,076 and $9,368 ......................           42,249            50,224            53,425
    Inventories .........................................           41,092            40,413            33,752
    Deferred income taxes ...............................            5,715             5,571             4,116
    Prepaid expenses and other current assets ...........            2,956             3,300             3,976
    Interest receivable from a related party ............              196             1,318             1,071
                                                                 ---------         ---------         ---------
Total current assets ....................................           94,956           105,890            98,429
Property, plant and equipment, net ......................           38,824            40,114            40,460
Notes receivable and advances to related parties ........           13,231            13,197            12,926
Other assets ............................................            7,534             5,706             3,550
                                                                 ---------         ---------         ---------
Total assets ............................................        $ 154,545         $ 164,907         $ 155,365
                                                                 =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................        $  14,429         $  15,912         $  14,843
    Revolving credit advances ...........................            1,384             2,235             2,271
    Income taxes payable ................................              783               307              --
    Warranty and other accrued expenses .................            6,713             7,403             8,174
    Current installments of long-term debt ..............            4,393             4,577               485
                                                                 ---------         ---------         ---------
Total current liabilities ...............................           27,702            30,434            25,773
Long-term debt, less current installments ...............           58,467            63,363            52,855
Deferred income taxes ...................................             --                --               1,614
Other noncurrent liabilities ............................              415               424               449
                                                                 ---------         ---------         ---------
Total liabilities .......................................           86,584            94,221            80,691
                                                                 ---------         ---------         ---------
Commitments and contingencies ...........................             --                --                --

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 40,000,000
       Issued shares - 8,808,125, 8,808,125 and
       8,784,321                                                        88                88                88
    Additional paid-in capital ..........................           57,935            57,935            57,809
    Retained earnings ...................................           37,175            38,802            39,843
    Less 1,292,900 shares in treasury at cost ...........          (20,162)          (20,162)          (20,162)
    Accumulated other comprehensive loss ................           (7,075)           (5,977)           (2,904)
                                                                 ---------         ---------         ---------
Total stockholders' equity ..............................           67,961            70,686            74,674
                                                                 ---------         ---------         ---------
Total liabilities and stockholders' equity ..............        $ 154,545         $ 164,907         $ 155,365
                                                                 =========         =========         =========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED      THREE MONTHS ENDED
                                                   SEPTEMBER 30,            OCTOBER 2,
                                                       2000                    1999
                                                       ----                    ----
                                                    (UNAUDITED)             (UNAUDITED)
Net sales ..............................              $ 36,687               $ 36,473
Cost of sales ..........................                26,725                 25,736
                                                      --------               --------
Gross profit ...........................                 9,962                 10,737
                                                      --------               --------

Expenses:
     Selling, general and administrative                 9,469                  9,812
     Research and development ..........                 1,962                  2,424
                                                      --------               --------
                                                        11,431                 12,236
                                                      --------               --------
Operating loss .........................                (1,469)                (1,499)
                                                      --------               --------

Other income (expense):
     Interest expense ..................                (1,788)                (1,042)
     Other income, net .................                   274                    221
                                                      --------               --------
                                                        (1,514)                  (821)
                                                      --------               --------

Loss before income taxes ...............                (2,983)                (2,320)
Income tax benefit .....................                 1,356                    835
                                                      --------               --------
Net loss ...............................              $ (1,627)              $ (1,485)
                                                      ========               ========

Basic and diluted loss per share .......              $  (0.22)              $  (0.20)
                                                      ========               ========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 2000      OCTOBER 2, 1999
                                                                             ------------------    ------------------
                                                                                 (UNAUDITED)           (UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................              $ 3,241               $ 1,349
                                                                                   -------               -------

INVESTING ACTIVITIES:
Loans provided to related parties, net of repayments ................                  (34)                   28
Capital expenditures ................................................                 (807)               (1,464)
Proceeds from sale of equipment and buildings .......................                 --                     633
                                                                                   -------               -------
Net cash used in investing activities ...............................                 (841)                 (803)
                                                                                   -------               -------

FINANCING ACTIVITIES:
Net proceeds used in issuance of common stock .......................                 --                      (6)
Net proceeds from (repayments of) borrowings under short-term
    revolving credit agreements .....................................                 (719)                1,242
Net proceeds from (repayments of) borrowings under long-term debt and
    capital lease agreements ........................................               (4,140)               (3,156)
                                                                                   -------               -------
Net cash used in financing activities ...............................               (4,859)               (1,920)
                                                                                   -------               -------

Effect of exchange rate changes on cash .............................                  143                   163
                                                                                   -------               -------

Net decrease in cash ................................................               (2,316)               (1,211)
Cash at beginning of period .........................................                5,064                 3,300
                                                                                   -------               -------
Cash at end of period ...............................................              $ 2,748               $ 2,089
                                                                                   =======               =======


                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 1, 2000 included in the Company's annual report on Form 10-K.

Reclassifications

         Certain fiscal 2000 amounts have been reclassified to conform to the current year's presentation.

2.  INVENTORIES

The components of inventories are as follows (in thousands):

                                           SEPTEMBER 30,                        OCTOBER 2,
                                             2000           JULY 1, 2000          1999
                                             ----           ------------          ----
                                           (UNAUDITED)                         (UNAUDITED)
Raw materials .......................        $ 24,561         $ 22,722         $ 19,408
Work-in-process .....................           2,084            1,848            2,404
Finished goods ......................          16,536           17,722           14,041
                                             --------         --------         --------
                                               43,181           42,292           35,853
Less reserve for obsolete inventories          (2,089)          (1,879)          (2,101)
                                             --------         --------         --------
                                             $ 41,092         $ 40,413         $ 33,752
                                             ========         ========         ========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  LOSS PER SHARE AMOUNTS

         The following table is a reconciliation of the numerator and denominator of basic and diluted loss per share computations and other related disclosures required by the Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share (in thousands, except loss per share data):

                                                                              THREE MONTHS            THREE MONTHS
                                                                                 ENDED                  ENDED
                                                                               SEPTEMBER 30,           OCTOBER 2,
                                                                                  2000                   1999
                                                                                  ----                   ----
                                                                               (UNAUDITED)            (UNAUDITED)
NUMERATOR:
Numerator for basic and diluted loss per share - net loss ........               $(1,627)               $(1,485)
                                                                                 =======                =======
DENOMINATOR:
Denominator for basic loss per share - weighted-average shares ...                 7,515                  7,492
Effect of dilutive securities:
   Employee stock options and Ableco warrants ....................                  --                     --
                                                                                 -------                -------
Denominator for diluted loss per share - adjusted weighted-average
   shares and assumed conversions ................................                 7,515                  7,492
                                                                                 =======                =======

Basic and diluted loss per share .................................               $ (0.22)               $ (0.20)
                                                                                 =======                =======

         The following table sets forth the options and warrants to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted loss per share. For the periods indicated, inclusion of such options and warrants would result in an antidilutive effect due to the net loss incurred by the Company.

                                OPTIONS        RANGE OF EXERCISE PRICES      WARRANTS          EXERCISE PRICE
                                -------        ------------------------      --------          --------------

THREE MONTHS ENDED
SEPTEMBER 30, 2000 .......      2,507,112      $ 0.34 - $15.00               393,916           $ 0.01
THREE MONTHS ENDED
OCTOBER 2, 1999 ..........      2,344,447      $ 0.34 - $15.00                    -                 -

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  COMPREHENSIVE INCOME (LOSS)

         Pursuant to the provisions of SFAS No. 130, Reporting Comprehensive Income, the Company's comprehensive loss is as follows, net of tax (in thousands):

                                                                         THREE MONTHS     THREE MONTHS
                                                                            ENDED            ENDED
                                                                        SEPTEMBER 30,      OCTOBER 2,
                                                                             2000             1999
                                                                             ----             ----
                                                                         (UNAUDITED)      (UNAUDITED)
Net loss ...........................................                    $   (1,627)      $   (1,485)
Net accumulated derivative gains ...................                           115                 -
Foreign currency translation gain (loss) ...........                        (1,213)            1,155
                                                                       ------------       -----------
Total comprehensive loss ...........................                    $   (2,725)       $     (330)
                                                                        ===========       ===========


         The accumulated derivative gain and loss activity relating to cash flow hedges for the three months ended September 30, 2000 is as follows (in thousands):

                                                                                THREE MONTHS ENDED
                                                                                SEPTEMBER 30, 2000
                                                                                ------------------
                                                                                    (UNAUDITED)
Beginning accumulated derivative gains and losses .........................          $   -
Revaluations of cash flow hedge derivatives ...............................            244
Net reclassifications to earnings .........................................           (129)
                                                                                      -----
Ending net accumulated derivative gains ...................................           $ 115
                                                                                      =====


         The components of accumulated other comprehensive loss are as follows, net of tax (in thousands):

                                                           SEPTEMBER 30,     JULY 1,       OCTOBER 2,
                                                              2000            2000            1999
                                                              ----            ----            ----
                                                           (UNAUDITED)                     (UNAUDITED)
Net accumulated derivative gains ...................        $   115         $  --           $  --
Foreign currency translation adjustments ...........         (7,190)         (5,977)         (2,904)
                                                            -------         -------         -------

Accumulated other comprehensive loss ...............        $(7,075)        $(5,977)        $(2,904)
                                                            =======         =======         =======

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  OPERATIONS BY INDUSTRY SEGMENTS

         Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are Bicycles and Motorsports. The Company operates predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle-related products are aggregated in the Bicycle segment. The Company has also entered the motorsports industry with its line of motocross motorcycles and related accessories and clothing, as well as its development of an ATV (All-Terrain Vehicle).

         Summarized segment data is as follows (in thousands):

                                                               THREE MONTHS         THREE MONTHS
                                                                   ENDED                ENDED
                                                               SEPTEMBER 30,          OCTOBER 2,
                                                                   2000                  1999
                                                                   ----                  ----
                                                                (UNAUDITED)           (UNAUDITED)
Net sales to external customers:
     Bicycles .............................................     $  35,148             $  36,473
     Motorsports ..........................................         1,539                      -
                                                                ---------             ----------
                                                                $  36,687             $  36,473
                                                                =========             =========
Operating income (loss):
     Bicycles .............................................     $   1,810             $     (10)
     Motorsports ..........................................        (3,279)               (1,489)
                                                                ---------             ----------
                                                                $  (1,469)            $  (1,499)
                                                                =========             =========

         The Company evaluates performance of its segments based on profit or loss from operations. The amounts below are not allocated between the segments (in thousands):

                                                               THREE MONTHS         THREE MONTHS
                                                                   ENDED                ENDED
                                                               SEPTEMBER 30,          OCTOBER 2,
                                                                   2000                  1999
                                                                   ----                  ----
                                                                (UNAUDITED)           (UNAUDITED
Total operating loss for reportable segments .............      $ (1,469)             $  (1,499)

Other income (expense):
     Interest expense ....................................        (1,788)                (1,042)
     Other income ........................................           274                    221
                                                                --------               --------
                                                                  (1,514)                  (821)
                                                                --------               --------
Loss before income taxes .................................      $ (2,983)              $ (2,320)
                                                                ========               ========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            Summarized segment assets are as follows (in thousands):

                           SEPTEMBER 30, 2000   JULY 1, 2000      OCTOBER 2, 1999
                           ------------------   ------------      ---------------
                              (UNAUDITED)                          (UNAUDITED)
Indentifiable assets:
     Bicycles .......          $135,024          $146,875          $145,481
     Motorsports ....            19,521            18,032             9,884
                               --------          --------          --------
                               $154,545          $164,907          $155,365
                               ========          ========          ========


6.  DERIVATIVES AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments SFAS No. 137 and SFAS No. 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS No. 133, as amended, effective July 2, 2000; the effect of such adoption was not material to either operating results or financial position for the quarter ended September 30, 2000.

         The Company enters into forward foreign currency contracts to purchase and sell U.S., European, Australian, Canadian and Japanese currencies to reduce exposures to foreign currency risks. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The Company also uses forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange at maturity various currencies for U.S. dollars and Euros at rates agreed to at the inception of the contracts.

         The carrying amount of derivatives at fair value as of September 30, 2000 was not material to the Company's financial position. The net expense relating to amortization of premiums and discounts of cash flow hedges was not material to either operating results or financial position for the quarter ended September 30, 2000 and is included in other income (expense) on the Consolidated Statement of Operations. The total net accumulated derivative gains of $115,000 included in the accumulated other comprehensive loss at September 30, 2000 are expected to be reclassified into earnings within the next 12 months upon settlement of the related hedged item (accounts receivable or sale of inventory to a third party). As of September 30, 2000 the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was nine months.


7.  SHIPPING AND HANDLING FEES AND COSTS

         Prior year net sales and selling, general and administrative expenses have been restated pursuant to EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with such, all

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

shipping and handling billings to customers have been included in net sales, and freight costs incurred for product shipments have been included in selling, general and administrative expenses. Previously, the Company offset shipping and handling charges billed to customers and the related freight costs within selling, general and administrative expenses. For the quarterly periods ended September 30, 2000 and October 2, 1999, shipping and handling billings of approximately $492,000 and $464,000, respectively, have been included in net sales, and freight costs of approximately $746,000 and $791,000, respectively, have been included in selling, general and administrative expenses.


8.  RELATED PARTY TRANSACTION

         During the first quarter of fiscal 2001, the Company deferred the interest payment on the note receivable from Joseph Montgomery, the President and Chief Executive Officer of the Company, due August 1, 2000 of approximately $1,067,000 until August 28, 2000. At such time, Mr. Montgomery paid $1.4 million to the Company as full payment of all deferred interest and accrued interest thereon.


9.  INTERCOMPANY DIVIDEND

         During the first quarter of fiscal 2001, the Company received a dividend from Cannondale Europe, a wholly-owned foreign subsidiary, in the amount of $1,073,000. The Company has provided for additional U.S. federal income taxes representing the net tax impact of the dividend after the effect of foreign tax credit adjustments, which offset the majority of the U.S. federal income taxes generated by this dividend.


10. LITIGATION

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Sales. Net sales increased to $36.7 million in the first quarter of fiscal 2001 from $36.5 million in the first quarter of fiscal 2000, an increase of approximately $200,000 or 0.6%. Included in the net sales amount for the first quarter of fiscal 2001 is approximately $1.5 million in motorsports sales. Net sales of bicycles and cycling-related products in the U.S. market increased 7.4% compared to the prior-year quarter, and European bicycle net sales increased 0.3%, excluding the effect of foreign exchange. This growth in net sales was more than offset by the unfavorable foreign exchange impact of approximately $2.7 million primarily resulting from the weakened Euro compared to the U.S. dollar. Net sales for the first quarters of fiscal 2001 and 2000 include shipping and handling billings of approximately $492,000 and $464,000, respectively, pursuant to EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs.

         In October 2000, the Company suspended production and shipments of its MX400 motorcycle in order to complete testing and implementation of various improved engine components. The Company expects to resume shipments of the MX400 in December 2000, but can give no assurance that shipments will be resumed by that date. As a result, the Company expects that motorcycle sales will decrease substantially in the second quarter of fiscal 2001.

         Gross Profit. Gross profit was $10.0 million in the first quarter of fiscal 2001, a decrease of 7.2% from the gross profit in the first quarter of fiscal 2000 of $10.7 million. Gross profit as a percentage of net sales in the first quarter of fiscal 2001 decreased to 27.2% compared to 29.4% for the first quarter of fiscal 2000. The decrease in gross profit dollars and gross profit as a percentage of net sales was primarily attributable to the production start-up costs of the MX400 which were not proportionately offset by revenues. Bicycle margins increased to 32.9% for the first quarter of fiscal 2001 from 29.8% in the prior year primarily as a result of a more favorable product mix; this margin increase includes the unfavorable foreign exchange impact of approximately $860,000 primarily resulting from the weakened Euro compared to the U.S. dollar.

         Operating Expenses. Operating expenses were $11.4 million for the first quarter of fiscal 2001, a decrease of 6.6% from the $12.2 million recorded for the first quarter of fiscal 2000.

         Selling, general and administrative expenses decreased to $9.5 million for the first quarter of fiscal 2001, from $9.8 million recorded during the prior-year period. Decreased selling, general and administrative expenses during the first quarter of fiscal 2001 were primarily attributable to the foreign exchange impact of the weakened Euro compared to the U.S. dollar. Continued cost reductions in the bicycle segment were offset by the initial selling expenses in the motorsports segment. As a percentage of net sales, selling, general and administrative expenses decreased to 25.8% for the first three months of fiscal 2001 from 26.9% in the prior-year period due to the effect of foreign exchange noted above.

         Research and development expenses decreased to $2.0 million in the first quarter of fiscal 2001, from $2.4 million recorded during the prior-year period. The decrease in research and development expenses during the first quarter of fiscal 2001 primarily reflects reduced expenses related to the MX400 motorcycle. The Company invested approximately $1.0 million in research and development for its motorsports products during the first quarter of fiscal 2001 compared to approximately $1.3 million during the same period last year. As a percentage of net sales, research and development expenses decreased to 5.3% for the first three months of fiscal 2001 compared to 6.6% for the first three months of fiscal 2000.

         Other Income (Expense). Interest expense increased to $1.8 million in the first quarter of fiscal 2001 from $1.0 million recorded during the prior-year period. The increase in interest expense was primarily attributable to higher interest rates associated with the Company's new credit facilities and higher debt levels compared to the same period last year. For the first quarter of fiscal 2001, other income primarily consisted of interest income totaling $303,000 from the loan to Joseph Montgomery.

         Income Tax Benefit. For the first quarter of fiscal 2001 an income tax benefit of approximately $1.4 million was recorded, compared to the income tax benefit of approximately $800,000 for the prior-year period. The increase in the income tax benefit recorded for the first quarter of fiscal 2001 was primarily attributable to the decreased profitability from the Company's European operations, and the effect of the U.S. Research and Development Tax Credit.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $3.2 million for the first three months of fiscal 2001, an increase of approximately $1.9 million compared to $1.3 million of net cash provided by operating activities for the first three months of fiscal 2000. The increase in net cash provided by operating activities during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 was primarily attributable to a larger decrease in accounts receivable levels compared to the same period last year, coupled with the receipt of approximately $1.4 million in accrued interest from Joseph Montgomery, offset by increases in inventory levels and other assets.

         Capital expenditures were $807,000 for the first three months of fiscal 2001, compared to $1.5 million for the first three months of fiscal 2000. Capital expenditures during the first quarter of fiscal 2001 principally related to tooling used in the production of motorsports products, whereas capital expenditures during the first quarter of fiscal 2000 related to computer equipment and manufacturing equipment associated with the production of both the bicycle and motorsports product lines.

         Net cash used by financing activities for the first three months of fiscal 2001 was $4.9 million, an increase of approximately $3.0 million compared to the $1.9 million of net cash used in financing activities for the first three months of fiscal 2000. The net cash used in financing activities during the first quarters of fiscal 2001 and 2000 primarily reflect the decreases in the Company's working capital levels during the respective quarters and the corresponding reductions in its debt. At September 30, 2000 the availability under the Company's revolving line of credit with the CIT Group/Business Credit Inc. was approximately $9.0 million.

         The Company expects that cash flow generated by its operations and borrowings under its borrowing facilities will be sufficient to meet its planned operating and capital requirements for the foreseeable future.


CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

         This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the timing of the Company's planned production and shipping of its motorsports products; statements regarding the Company's capital and current operational investments to finance the planned growth of the Company;

statements regarding the Company's expected cash needs, sources of cash to fund its planned operating and capital requirements and its future ability to comply with the terms and conditions of its present financing facilities. Such statements are based upon the facts presently known to the Company and assumptions as to important future events, many of which are beyond the control of the Company. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's annual report on Form 10-K for the fiscal year ended July 1, 2000 for a description of certain additional risk factors which may affect the Company's future results.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. To address these risks, the Company enters into various hedging transactions as described below. The Company does not use financial instruments for trading purposes. For further discussion of the quantitative and qualitative aspects of market risk, see Part II Item 7A of the Company's annual report on Form 10-K for the fiscal year ended July 1, 2000.

CREDIT RISKS.

         The Company's customer base is composed of specialty bicycle retailers which are located principally throughout the United States and Europe. The Company's net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of the Company's net sales during the first quarter of fiscal 2001. No single customer accounted for more than 5% of the Company's sales during the first quarter of fiscal 2001. As a result of the seasonality of the Company's business, the payment terms offered to its bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors.

FOREIGN CURRENCY RISKS.

         The Company enters into forward foreign currency contracts to purchase and sell U.S., European, Australian, Canadian and Japanese currencies to reduce exposures to foreign currency risks. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The Company also uses forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange at maturity various currencies for U.S. dollars and Euros at rates agreed to at the inception of the contracts. As of September 30, 2000 the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was nine months.

                            PART II OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit

                  Exhibit Number    Description
                  --------------    -----------

                           27 Financial Data Schedule for the Three Months Ended September 30, 2000.


         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CANNONDALE CORPORATION


Date: November 14, 2000                /s/  WILLIAM A. LUCA
                                       -----------------------------------
                                       William A. Luca
                                       Vice President of Finance, Treasurer,
                                       Chief Financial Officer and Chief
                                       Operating Officer
                                       (Principal Financial Officer
                                        and authorized signatory)