Form 10-Q
period 2000-12-30
CANNONDALE CORP /
filed 2001-02-13
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 30, 2000

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


-------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

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
The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of February 8, 2001 was 7,528,971.

                                      INDEX

                                                                                      PAGE
                                                                                      ----
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of December 30, 2000,
                     July 1, 2000 and January 1, 2000                                   1

                  Condensed Consolidated Statements of Operations for the three
                     and six months ended December 30, 2000 and January 1, 2000         2

                  Condensed Consolidated Statements of Cash Flows for the six
                     months ended December 30, 2000 and January 1, 2000                 3

                  Notes to Condensed Consolidated Financial Statements                  4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

Part II  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                  16

         Item 6.  Exhibits and Reports on Form 8-K                                     16

Signature                                                                              17

                          PART I FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             DECEMBER 30, 2000     JULY 1, 2000       JANUARY 1, 2000
                                                             -----------------     ------------       ---------------
                                                               (UNAUDITED)                             (UNAUDITED)
ASSETS
Current assets:
    Cash ................................................         $   2,602          $   5,064          $   1,212
    Trade accounts receivable, less allowances of
       $11,444, $10,076 and $9,573 ......................            46,546             50,224             59,681
    Inventories .........................................            45,379             40,413             37,303
    Deferred income taxes ...............................              --                5,571              5,256
    Prepaid expenses and other current assets ...........             3,114              3,300              4,847
    Interest receivable from a related party ............              --                1,318              1,328
                                                                  ---------          ---------          ---------
Total current assets ....................................            97,641            105,890            109,627
Property, plant and equipment, net ......................            38,214             40,114             40,576
Notes receivable and advances to related parties ........             1,293             13,197             12,978
Other assets ............................................             4,630              5,706              3,492
                                                                  ---------          ---------          ---------
Total assets ............................................         $ 141,778          $ 164,907          $ 166,673
                                                                  =========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................         $  14,949          $  15,912          $  16,295
    Revolving credit advances ...........................             1,802              2,235              1,632
    Income taxes payable ................................               105                307               --
    Warranty and other accrued expenses .................             8,673              7,403              6,756
    Current installments of long-term debt ..............            58,022              4,577                519
                                                                  ---------          ---------          ---------
Total current liabilities ...............................            83,551             30,434             25,202
Long-term debt, less current installments ...............              --               63,363             65,552
Deferred income taxes ...................................              --                 --                1,593
Other noncurrent liabilities ............................               406                424                440
                                                                  ---------          ---------          ---------
Total liabilities .......................................            83,957             94,221             92,787
                                                                  ---------          ---------          ---------
Commitments and contingencies ...........................              --                 --                 --

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 40,000,000
       Issued shares - 8,821,871, 8,808,125 and
         8,794,517 ......................................                88                 88                 88
    Additional paid-in capital ..........................            57,978             57,935             57,866
    Retained earnings ...................................            26,604             38,802             40,497
    Less 1,292,900 shares in treasury at cost ...........           (20,162)           (20,162)           (20,162)
    Accumulated other comprehensive loss ................            (6,687)            (5,977)            (4,403)
                                                                  ---------          ---------          ---------
Total stockholders' equity ..............................            57,821             70,686             73,886
                                                                  ---------          ---------          ---------
Total liabilities and stockholders' equity ..............         $ 141,778          $ 164,907          $ 166,673
                                                                  =========          =========          =========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                          THREE MONTHS     THREE MONTHS       SIX MONTHS        SIX MONTHS
                                              ENDED           ENDED              ENDED            ENDED
                                          DECEMBER 30,      JANUARY 1,        DECEMBER 30,      JANUARY 1,
                                             2000             2000               2000             2000
                                          -----------      ------------       -----------       -----------
                                          (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Net sales .........................         $ 34,687          $ 41,612          $ 71,374          $ 78,085
Cost of sales .....................           24,469            28,662            51,194            54,398
                                            --------          --------          --------          --------
Gross profit ......................           10,218            12,950            20,180            23,687
                                            --------          --------          --------          --------
Expenses:
     Selling, general and
       administrative .............            8,801            10,065            18,270            19,877
     Research and development .....            1,955             1,765             3,917             4,189
                                            --------          --------          --------          --------
                                              10,756            11,830            22,187            24,066
                                            --------          --------          --------          --------
Operating income (loss) ...........             (538)            1,120            (2,007)             (379)
                                            --------          --------          --------          --------
Other income (expense):
     Interest expense .............           (1,762)           (1,362)           (3,550)           (2,404)
     Other income .................              117               513               391               734
                                            --------          --------          --------          --------
                                              (1,645)             (849)           (3,159)           (1,670)
                                            --------          --------          --------          --------
Income (loss) before income taxes
and extraordinary item ............           (2,183)              271            (5,166)           (2,049)

Income tax (provision) benefit ....           (7,836)              383            (6,480)            1,218
                                            --------          --------          --------          --------
Income (loss) before
extraordinary item ................          (10,019)              654           (11,646)             (831)

Extraordinary loss from early
extinguishment of debt, net of $0
tax benefit .......................             (552)            --                 (552)             --
                                            --------          --------          --------          --------

Net income (loss) .................         $(10,571)         $    654          $(12,198)         $   (831)
                                            ========          ========          ========          ========

Basic earnings (loss) per share
before extraordinary item .........         $  (1.34)         $   0.09          $  (1.55)         $  (0.11)
Extraordinary loss per share ......            (0.07)             --               (0.07)             --
                                            --------          --------          --------          --------
Basic earnings (loss) per share ...         $  (1.41)         $   0.09          $  (1.62)         $  (0.11)
                                            ========          ========          ========          ========

Diluted earnings (loss) per share
before extraordinary item .........         $  (1.34)         $   0.09          $  (1.55)         $  (0.11)
Extraordinary loss per share ......            (0.07)             --               (0.07)             --
                                            --------          --------          --------          --------
Diluted earnings (loss) per share..         $  (1.41)         $   0.09          $  (1.62)         $  (0.11)
                                            ========          ========          ========          ========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                         DECEMBER 30, 2000   JANUARY 1, 2000
                                                                         -----------------   ---------------
                                                                           (UNAUDITED)        (UNAUDITED)
NET CASH USED IN OPERATING ACTIVITIES .............................         $ (3,012)        $ (10,960)
                                                                            --------          --------

INVESTING ACTIVITIES:
Proceeds from repayments of loans provided to related parties .....           12,022                31
Loans provided to related parties .................................             (118)              (90)
Capital expenditures ..............................................           (2,005)           (2,927)
Proceeds from sale of equipment ...................................               12               633
                                                                            --------          --------
Net cash provided by (used in) investing activities ...............            9,911            (2,353)
                                                                            --------          --------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock ........................               43                51
Payments for early extinguishment of debt .........................          (12,000)             --
Net proceeds from (repayments of) borrowings under short-term
    revolving credit agreements ...................................             (277)              639
Net proceeds from borrowings under long-term debt and capital lease
    agreements ....................................................            2,291             9,542
                                                                            --------          --------
Net cash provided by (used in) financing activities ...............           (9,943)           10,232
                                                                            --------          --------
Effect of exchange rate changes on cash ...........................              582               993
                                                                            --------          --------
Net decrease in cash ..............................................           (2,462)           (2,088)
Cash at beginning of period .......................................            5,064             3,300
                                                                            --------          --------
Cash at end of period .............................................         $  2,602          $  1,212
                                                                            ========          ========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 1, 2000 included in the Company's annual report on Form 10-K.

Reclassifications

         Certain fiscal 2000 amounts have been reclassified to conform to the current year's presentation.

2.  INVENTORIES

         The components of inventories are as follows (in thousands):


                                              DECEMBER 30,                         JANUARY 1,
                                                 2000           JULY 1, 2000          2000
                                               ---------        ------------       ----------
                                              (UNAUDITED)                         (UNAUDITED)
Raw materials .........................         $ 25,010          $ 22,722          $ 21,971
Work-in-process .......................            2,802             1,848             2,567
Finished goods ........................           19,928            17,722            14,679
                                                --------          --------          --------
                                                  47,740            42,292            39,217
Less reserve for obsolete inventories..           (2,361)           (1,879)           (1,914)
                                                --------          --------          --------
                                                $ 45,379          $ 40,413          $ 37,303
                                                ========          ========          ========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  EARNINGS (LOSS) PER SHARE AMOUNTS

         The following table is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share computations and other related disclosures required by the Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share (in thousands, except earnings per share data):


                                                   THREE MONTHS      THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                      ENDED             ENDED             ENDED              ENDED
                                                   DECEMBER 30,       JANUARY 1,        DECEMBER 30,       JANUARY 1,
                                                      2000              2000               2000               2000
                                                    ----------        ---------         -----------        -----------
                                                   (UNAUDITED)       (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
NUMERATOR:
Numerator for basic and diluted earnings
   (loss) per share - income (loss) before
   extraordinary item .....................         $  (10,019)         $   654          $ ( 11,646)        $     (831)
Extraordinary loss from early
   extinguishment of debt, net of $0 tax
   benefit ................................               (552)            --                  (552)              --
                                                    ----------          -------          ----------         ----------
Net income (loss) .........................         $  (10,571)         $   654          $ ( 12,198)        $     (831)
                                                    ==========          =======          ==========         ==========

DENOMINATOR:
Denominator for basic earnings (loss) per
   share - weighted-average shares ........              7,515            7,492               7,515              7,492
Effect of dilutive securities:
   Employee stock options and Ableco
   warrants ...............................               --                134                --                 --
                                                    ----------          -------          ----------         ----------
Denominator for diluted earnings (loss) per
   share - adjusted weighted-average shares
   and assumed conversions ................              7,515            7,626               7,515              7,492
                                                    ==========          =======          ==========         ==========
Basic earnings (loss) per share before
   extraordinary item .....................         $    (1.34)         $  0.09          $    (1.55)        $    (0.11)
Extraordinary loss per share ..............              (0.07)            --                 (0.07)              --
                                                    ----------          -------          ----------         ----------
Basic earnings (loss) per share ...........         $    (1.41)         $  0.09          $    (1.62)        $    (0.11)
                                                    ==========          =======          ==========         ==========

Diluted earnings (loss) per share before
   extraordinary item .....................         $    (1.34)         $  0.09          $    (1.55)        $    (0.11)
Extraordinary loss per share ..............              (0.07)            --                 (0.07)              --
                                                    ----------          -------          ----------         ----------

Diluted earnings (loss) per share .........         $    (1.41)         $  0.09          $    (1.62)        $    (0.11)
                                                    ==========          =======          ==========         ==========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table sets forth the number of options to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted earnings (loss) per share. For the three months ended January 1, 2000, the options' exercise prices were in excess of the average market price of the Company's common stock, and therefore the effect was antidilutive. For the remaining periods indicated, inclusion of such options would result in an antidilutive effect due to the net loss incurred by the Company.

                           OPTIONS        RANGE OF EXERCISE PRICES
                           -------        ------------------------
THREE MONTHS ENDED
DECEMBER 30, 2000 .......  2,455,722         $ 0.34 - $10.56
THREE MONTHS ENDED
JANUARY  1, 2000 ........  2,247,110         $ 7.41 - $15.00
SIX  MONTHS ENDED
DECEMBER 30, 2000 .......  2,481,417         $ 0.34 - $15.00
SIX MONTHS ENDED
JANUARY 1, 2000 .........  2,399,985         $ 0.34 - $15.00


         The warrant to purchase 393,916 shares of the Company's common stock granted in June 2000 to Ableco Finance LLC, one of the Company's lenders, was not included in the computation of the diluted loss per share for the three and six months ended December 30, 2000 due to the net loss incurred by the Company.

4.  COMPREHENSIVE INCOME (LOSS)

         Pursuant to the provisions of SFAS No. 130, Reporting Comprehensive Income, the Company's comprehensive loss is as follows, net of tax (in thousands):


                                         THREE MONTHS      THREE MONTHS     SIX MONTHS        SIX MONTHS
                                            ENDED             ENDED           ENDED             ENDED
                                         DECEMBER 30,       JANUARY 1,      DECEMBER 30,      JANUARY 1,
                                             2000              2000           2000              2000
                                          --------          -------          --------          -------
                                           (UNAUDITED)      (UNAUDITED)    (UNAUDITED)        (UNAUDITED)
Net income (loss) ...............         $(10,571)         $   654          $(12,198)         $  (831)
Net accumulated derivative
   losses........................             (506)            --                (391)            --
Foreign currency translation gain
   (loss), net of tax ...........              894           (1,499)             (319)            (344)
                                          --------          -------          --------          -------
Total comprehensive loss ........         $(10,183)         $  (845)         $(12,908)         $(1,175)
                                          ========          =======          ========          =======

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The accumulated derivative gain and loss activity relating to cash flow hedges for the three and six months ended December 30, 2000 is as follows (in thousands):


                                                 THREE MONTHS      SIX MONTHS
                                                     ENDED            ENDED
                                                  DECEMBER 30,     DECEMBER 30,
                                                     2000             2000
                                                  -----------      -----------
                                                  (UNAUDITED)      (UNAUDITED)
Beginning accumulated derivative gains ......         $ 115          $ --
Revaluations of cash flow hedge derivatives..          (310)           (66)
Net reclassifications to earnings ...........          (196)          (325)
                                                      -----          -----
Ending net accumulated derivative losses ....         $(391)         $(391)
                                                      =====          =====



         The components of the accumulated other comprehensive loss are as follows, net of tax (in thousands):


                                                             DECEMBER 30,     JULY 1,        JANUARY 1,
                                                                 2000          2000             2000
                                                              ---------      ---------       ---------
                                                             (UNAUDITED)                    (UNAUDITED)
Net accumulated derivative losses ..................         $  (391)         $  --            $  --
Foreign currency translation adjustments,
  net of tax........................................          (6,296)          (5,977)          (4,403)
                                                             -------          -------          -------

Accumulated other comprehensive loss ...............         $(6,687)         $(5,977)         $(4,403)
                                                             =======          =======          =======

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

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Summarized segment data is as follows (in thousands):


                                         THREE MONTHS     THREE MONTHS       SIX MONTHS        SIX MONTHS
                                           ENDED            ENDED              ENDED             ENDED
                                         DECEMBER 30,     JANUARY 1,         DECEMBER 30,      JANUARY 1,
                                           2000             2000               2000              2000
                                         ---------        ---------          ---------         ---------
                                        (UNAUDITED)      (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
Net sales to external customers:
     Bicycles ..................         $ 34,783          $ 41,612          $ 69,931          $ 78,085
     Motorsports ............                 (96)             --               1,443               --
                                         --------          --------          --------          --------
                                         $ 34,687          $ 41,612          $ 71,374          $ 78,085
                                         ========          ========          ========          ========
Operating income (loss):
     Bicycles ..................         $  3,049          $  2,657          $  4,859          $  2,647
     Motorsports ............              (3,587)           (1,537)           (6,866)           (3,026)
                                         --------          --------          --------          --------
                                         $   (538)         $  1,120          $ (2,007)         $   (379)
                                         ========          ========          ========          ========


         The Company evaluates performance of its segments based on profit or loss from operations. The amounts below are not allocated between the segments (in thousands):


                                           THREE MONTHS    THREE MONTHS      SIX MONTHS        SIX MONTHS
                                              ENDED           ENDED            ENDED              ENDED
                                            DECEMBER 30,    JANUARY 1,       DECEMBER 30,       JANUARY 1,
                                              2000            2000             2000               2000
                                            ---------       ---------        ---------          ---------
                                           (UNAUDITED)     (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
Total operating income (loss) for
reportable segments ..............         $   (538)         $ 1,120          $ (2,007)         $  (379)

Other income (expense):
     Interest expense ............           (1,762)          (1,362)           (3,550)          (2,404)
     Other income ................              117              513               391              734
                                           --------          -------          --------          -------
                                             (1,645)            (849)           (3,159)          (1,670)
                                           --------          -------          --------          -------
Income (loss) before income taxes
and extraordinary item ...........           (2,183)             271            (5,166)          (2,049)

Income tax (provision) benefit ...           (7,836)             383            (6,480)           1,218
                                           --------          -------          --------          -------
Income (loss) before extraordinary
item .............................          (10,019)             654           (11,646)            (831)

Extraordinary loss from early
extinguishment of debt, net of $0
tax benefit ......................             (552)            --                (552)            --
                                           --------          -------          --------          -------
Net income (loss) ................         $(10,571)         $   654          $(12,198)         $  (831)
                                           ========          =======          ========          =======

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Summarized segment assets are as follows (in thousands):


                             DECEMBER 30,      JULY 1,           JANUARY 1,
                               2000             2000               2000
                             ---------        ---------          ---------
                            (UNAUDITED)                         (UNAUDITED)
Indentifiable assets:
     Bicycles .......         $121,892         $146,875         $156,133
     Motorsports ....           19,886           18,032           10,540
                              --------         --------         --------
                              $141,778         $164,907         $166,673
                              ========         ========         ========


6. NET DEFERRED TAX ASSETS

         The significant components of the Company's deferred tax assets and liabilities at December 30, 2000, July 1, 2000 and January 1, 2000 are as follows (in thousands):


                                                          DECEMBER 30,       JULY 1,        JANUARY 1,
                                                             2000             2000            2000
                                                           ---------        ---------       ---------
                                                          (UNAUDITED)                      (UNAUDITED)
Deferred tax assets:
     Accounts receivable and inventory reserves..         $  2,329          $ 2,148          $ 2,026
     Accrued liabilities ........................            1,179            1,028              984
     Tax credits and NOL carryforwards ..........            7,748            4,943            2,548
     Other ......................................              914            1,162              927
                                                          --------          -------          -------
     Total deferred assets ......................           12,170            9,281            6,485
                                                          --------          -------          -------
Deferred tax liabilities:
     Tax over book depreciation .................           (1,644)          (1,438)          (1,206)
     Accounts receivable fair value adjustment ..             (429)            (572)            (715)
     Other ......................................           (1,318)          (1,019)            (902)
                                                          --------          -------          -------
     Total deferred liabilities .................           (3,391)          (3,029)          (2,823)
                                                          --------          -------          -------
Net deferred tax asset before valuation
   allowance.....................................            8,779            6,252            3,662
Valuation allowance .............................           (8,802)            --               --
                                                          --------          -------          -------
Net deferred tax asset (liability) ..............         $    (23)         $ 6,252          $ 3,662
                                                          ========          =======          =======


         The Company established a valuation allowance as of December 30, 2000 for substantially all of the excess of deferred tax assets over deferred tax liabilities existent at that date. Although the Company ultimately expects to realize these tax benefits in future years, SFAS No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. The deferred tax assets will be recognized in future periods to the extent that the Company reasonably expects such assets to be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the Company determines a portion or all of the valuation allowance to be unnecessary, the related tax benefits will reduce the future income tax provision anticipated at that time.

         The remaining deferred tax liability shown above of $23,000 pertains to Cannondale Europe. This amount is included within "Warranty and other accrued expenses" on the Condensed Consolidated Balance Sheet at December 30, 2000.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. DERIVATIVES AND HEDGING ACTIVITIES

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

         The carrying amount of derivatives at fair value as of December 30, 2000 was $(710,000) and is included within "Warranty and other accrued expenses" on the Company's Condensed Consolidated Balance Sheet. The net expense relating to amortization of premiums and discounts of cash flow hedges was not material to either operating results or financial position for the three- and six-month periods ended December 30, 2000 and is included in other income (expense) on the Condensed Consolidated Statement of Operations. The total net accumulated derivative losses of $391,000 included in the accumulated other comprehensive loss at December 30, 2000 are expected to be reclassified into earnings within the next 12 months upon settlement of the related hedged item (accounts receivable or sale of inventory to a third party). As of December 30, 2000 the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was six months.

8. SHIPPING AND HANDLING FEES AND COSTS

         Prior year net sales and selling, general and administrative expenses have been restated pursuant to EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with such, all shipping and handling billings to customers have been included in net sales, and freight costs incurred for product shipments have been included in selling, general and administrative expenses. Previously, the Company offset shipping and handling charges billed to customers and the related freight costs within selling, general and administrative expenses. For the quarterly periods ended December 30, 2000 and January 1, 2000, shipping and handling billings of approximately $321,000 and $462,000, respectively, have been included in net sales, and freight costs of approximately $584,000 and $894,000, respectively, have been included in selling, general and administrative expenses. For the six months ended December 30, 2000 and January 1, 2000, shipping and handling billings of approximately $813,000 and $926,000, respectively, have been included in net sales, and freight costs of approximately $1,330,000 and $1,685,000, respectively, have been included in selling, general and administrative expenses.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. LONG-TERM DEBT

         During the second quarter of fiscal 2001, the Company paid down $12.0 million in long-term debt and recorded an extraordinary loss of $552,000 relating to the write-off of certain deferred financing costs. The pay-down terminated the warrant to purchase 393,916 shares of the Company's common stock granted in June 2000 to Ableco Finance LLC, one of the Company's lenders.


         At December 30, 2000, the Company was not in compliance with the financial covenants of its borrowing facilities. Accordingly, long-term debt has been reclassified to a current liability on the Condensed Consolidated Balance Sheet as of December 30, 2000. The lenders have waived the covenant non compliance, and the Company is currently negotiating amendments to its current financing agreements with its lenders.

10. STOCK OPTION PLAN

         Effective December 11, 2000, the Company adopted a new stock option plan (the "2000 plan") pursuant to which the Company may issue and sell a total of 1,000,000 shares of its common stock, $0.01 par value per share. Options may be granted under the plan to employees who do not serve as both officers and directors of the Company. The 2000 plan expires on December 11, 2010.

11. RELATED PARTY TRANSACTION

         During the first quarter of fiscal 2001, Joseph Montgomery paid $1.4 million to the Company as full payment of all deferred interest and accrued interest thereon. During the second quarter of fiscal 2001, Mr. Montgomery repaid his entire notes payable obligation to the Company totaling $12.0 million plus all accrued interest thereon. The proceeds of such repayment were used to retire a portion of the Company's long-term debt, as discussed above in Note 9.


12. INTERCOMPANY DIVIDEND

         During the first quarter of fiscal 2001, the Company received a dividend from Cannondale Europe, a wholly-owned foreign subsidiary, in the amount of $1,073,000. The Company has provided for additional U.S. federal income taxes representing the net tax impact of the dividend after the effect of foreign tax credit adjustments, which offset the majority of the U.S. federal income taxes generated by this dividend. See Note 6 for further discussion concerning the accounting treatment of these taxes.

13. LITIGATION

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Sales. Net sales decreased to $34.7 million in the second quarter of fiscal 2001 from $41.6 million in the second quarter of fiscal 2000, a decrease of approximately $6.9 million or 16.6%. Approximately $2.6 million, or 38% of the decrease in net sales, is attributable to an unfavorable foreign exchange impact primarily resulting from the weakened Euro compared to the U.S. dollar. Additionally, the severe winter weather and general softening in consumer purchases caused the bicycle dealers to tighten inventory levels, thus causing the remainder of the Company's bicycle sales decrease. Shipments of the Company's MX400 motorcycle resumed in December after being temporarily suspended while the Company completed testing and implementation of various improved engine components. Net sales for the second quarters of fiscal 2001 and 2000 include shipping and handling billings of approximately $321,000 and $462,000, respectively, pursuant to EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs.

         For the six months ended December 30, 2000, net sales were $71.4 million, a decrease of approximately $6.7 million or 8.6% from the $78.1 million recorded for the same period last year. Included in the net sales amount for the first six months of fiscal 2001 is approximately $1.4 million in motorsports shipments. Approximately $5.4 million, or 81% of the decrease in total net sales, is attributable to an unfavorable foreign exchange impact primarily resulting from the weakened Euro compared to the U.S. dollar. Additionally, the severe winter weather and general softening in consumer purchases caused the bicycle dealers to tighten inventory levels, thus causing the remainder of the Company's bicycle sales decrease. Net sales for the six months ended December 30, 2000 and January 1, 2000 include shipping and handling billings of approximately $813,000 and $926,000, respectively, pursuant to EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs.

         Gross Profit. Gross profit was $10.2 million in the second quarter of fiscal 2001, a decrease of 21.1% from the gross profit in the second quarter of fiscal 2000 of $13.0 million. Gross profit as a percentage of net sales in the second quarter of fiscal 2001 decreased to 29.5% compared to 31.1% for the second quarter of fiscal 2000. The decrease in gross profit dollars and gross profit as a percentage of net sales was primarily attributable to the production start-up costs of the MX400 which were not proportionately offset by revenues. Bicycle margins increased to 33.7% for the second quarter of fiscal 2001 from 31.8% in the prior year primarily as a result of a more favorable product mix; this margin increase includes the unfavorable foreign exchange impact of approximately $763,000 primarily resulting from the weakened Euro compared to the U.S. dollar.

         Gross profit was $20.2 million for the first six months of fiscal 2001, a decrease of 14.8% from the gross profit for the first six months of fiscal 2000 of $23.7 million. Gross profit as a percentage of net sales for the first six months of fiscal 2001 decreased to 28.3% compared to 30.3% for the first six months of fiscal 2000. The decrease in gross profit dollars and gross profit as a percentage of net sales was primarily attributable to the production start-up costs of the MX400 which were not proportionately offset by revenues. Bicycle margins increased to 33.3% for the first six months of fiscal 2001 from 30.9% in the prior year primarily as a result of a more favorable product mix; this margin increase includes the unfavorable foreign exchange impact of approximately $1.6 million primarily resulting from the weakened Euro compared to the U.S. dollar.

         Operating Expenses. Operating expenses were $10.8 million for the second quarter of fiscal 2001, a decrease of 9.1% from the $11.8 million recorded for the second quarter of fiscal 2000. For the first six months of fiscal 2001, operating expenses decreased 7.8% to $22.2 million from $24.1 million for the same period last year.

         Selling, general and administrative expenses decreased to $8.8 million for the second quarter of fiscal 2001, from $10.1 million recorded during the prior-year period. For the first six months of fiscal 2001, selling, general and administrative expenses decreased to $18.3 million from $19.9 million during the prior-year period. Decreased selling, general and administrative expenses during the second quarter and first six months of fiscal 2001 resulted from the continued cost-reduction efforts of the Company and a reduction in those expenses tied directly to sales volume, coupled with the foreign exchange impact of the weakened Euro compared to the U.S. dollar. As a percentage of net sales, selling, general and administrative expenses represented 25.6% for the first six months of fiscal 2001 compared to 25.5% in the prior-year period.

         Research and development expenses increased to $2.0 million in the second quarter of fiscal 2001, from $1.8 million recorded during the prior-year period. The increase in research and development expenses during the second quarter of fiscal 2001 primarily reflects the expenses related to the development of the FX400 ATV. For the first six months of fiscal 2001, research and development expenses decreased to $3.9 million from $4.2 million recorded during the prior year due to the reduced activity during the first quarter of fiscal 2001. The Company invested approximately $1.3 million in research and development for its motorsports products during the second quarter of fiscal 2001 compared to approximately $1.0 million during the same period last year. For the first six months of fiscal 2001, the Company invested approximately $2.3 million in research and development for its motorsports products compared to approximately $2.0 million during the prior-year period. As a percentage of net sales, research and development expenses were 5.5% for the first six months of fiscal 2001 compared to 5.4% for the first six months of fiscal 2000.

         Other Income (Expense). Interest expense increased to $1.8 million in the second quarter of fiscal 2001 from $1.4 million recorded during the prior-year period. For the first six months of fiscal 2001, interest expense was $3.6 million compared to $2.4 million recorded for the first six months of fiscal 2000. The increase in interest expense was primarily attributable to higher average debt balances and higher interest rates associated with the Company's new credit facilities compared to the same periods last year. For the second quarter and first six months of fiscal 2001, other income primarily consisted of interest income from the loan to Joseph Montgomery coupled with finance charge income from accounts receivable, offset by foreign exchange losses. For the second quarter and first six months of fiscal 2001, interest income from the loan to Joseph Montgomery totaled $238,000 and $541,000, respectively.

         Income Taxes. For the three months ended December 30, 2000, income tax expense was $7.8 million compared to the tax benefit of $383,000 recorded for the three months ended January 1, 2000. For the six months ended December 30, 2000, income tax expense was $6.5 million compared to the tax benefit of $1.2 million recorded for the same period last year. The significant increases in tax expense for the three and six months ended December 30, 2000 relates to the deferred tax asset valuation allowance established by the Company. Although the Company ultimately expects to realize its net deferred tax assets in future years, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $3.0 million for the first six months of fiscal 2001, a decrease of approximately $8.0 million compared to $11.0 million of net cash used in operating activities for the first six months of fiscal 2000. The decrease in net cash used in operating activities during the first six months of fiscal 2001 compared to the same period last year was primarily attributable to lower accounts receivable levels of approximately $3.5 million, the receipt of approximately $1.9 million of accrued interest from Joseph Montgomery, and an increase in accrued and current liabilities of approximately $3.0 million.

         During the second quarter of fiscal 2001, Mr. Montgomery repaid his entire notes payable obligation to the Company totaling $12.0 million plus all accrued interest thereon. The proceeds of such repayment were used to retire a portion of the Company's long-term debt, as discussed in Note 9 to the Condensed Consolidated Financial Statements.

         Capital expenditures were $2.0 million for the first six months of fiscal 2001, compared to $2.9 million for the first six months of fiscal 2000. Capital expenditures during the first six months of fiscal 2001 principally related to tooling used in the production of motorsports products, whereas capital expenditures during the first six months of fiscal 2000 related to computer equipment and manufacturing equipment associated with the production of both the bicycle and motorsports product lines.

         Net cash used in financing activities for the first six months of fiscal 2001 was $9.9 million, compared to the $10.2 million of net cash provided by financing activities for the first six months of fiscal 2000. The net cash used in financing activities during the first six months of fiscal 2001 was primarily due to the early repayment of $12.0 million of long-term debt, as discussed in Note 9 to the Condensed Consolidated Financial Statements. The net cash provided by financing activities for the first six months of fiscal 2000 primarily reflected the increase in the Company's multi-currency revolving credit facility in order to finance working capital needs and capital expenditures. At December 30, 2000, the availability under the Company's revolving line of credit with the CIT Group/Business Credit Inc. was approximately $6.5 million.

         At December 30, 2000, the Company was not in compliance with the financial covenants of its borrowing facilities. Accordingly, long-term debt has been reclassified to a current liability on the Condensed Consolidated Balance Sheet as of December 30, 2000. The lenders have waived the covenant non compliance, and the Company is currently negotiating amendments to its current financing agreements with its lenders.


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

CREDIT RISKS.

         The Company's customer base is composed of specialty bicycle retailers which are located principally throughout the United States and Europe, and specialty motorsports dealers which are located throughout the United States. The Company's net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of the Company's net sales during the first six months of fiscal 2001. No single customer accounted for more than 5% of the Company's sales during the first six months of fiscal 2001. As a result of the seasonality of the Company's business, the payment terms offered to its bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors.

FOREIGN CURRENCY RISKS.

         The Company enters into forward foreign currency contracts to purchase and sell U.S., European, Australian, Canadian and Japanese currencies to reduce exposures to foreign currency risks. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The Company also uses forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange at maturity various currencies for U.S. dollars and Euros at rates agreed to at the inception of the contracts. As of December 30, 2000, the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was six months. The carrying amount of derivatives at fair value as of December 30, 2000 was $(710,000) and is included within "Warranty and other accrued expenses" on the Company's Condensed Consolidated Balance Sheet.

                            PART II OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Stockholders was held on November 15, 2000 and reconvened on November 29, 2000. At the Annual Meeting, the Company's stockholders:

a. Elected three Class III Directors to serve for the ensuing three years. Mr. William A. Luca was elected as a Class III Director with 5,543,657.5 votes for and 1,772,048 votes withheld. Mr. Daniel C. Alloway was elected as a Class III Director with 5,565,853.5 votes for and 1,749,852 votes withheld. Mr. Gregory Griffin was elected as a Class III Director with 6,030,589.5 votes for and 1,285,116 votes withheld. Class I Directors, whose term of office continued after the Annual Meeting and expires in 2001, are Joseph S. Montgomery and Michael J. Stimola. Class II Directors, whose term of office continued after the Annual Meeting and expires in 2002, are Mr. John Sanders, Mr. James S. Montgomery, and Ms. Sally G. Palmer.

b. Failed to approve an amendment to the Company's 1998 Stock Option Plan. Of the votes cast, there were 2,455,117.5 votes for, 2,125,965 votes against, 419,038 votes abstaining, and 2,315,585 non-votes.

c. Ratified the selection by the Board of Directors of Ernst&Young LLP to serve as the Company's independent auditors for the fiscal year ending June 30, 2001. Of the votes cast, there were 6,768,826.50 for, 537,761 votes against, and 9,118 votes abstaining.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CANNONDALE CORPORATION


Date: February 13, 2001                   /s/  WILLIAM A. LUCA
                                          -----------------------------------
                                          William A. Luca
                                          Vice President of Finance, Treasurer,
                                          Chief Financial Officer and Chief
                                          Operating Officer
                                          (Principal Financial Officer
                                           and authorized signatory)