Form 10-Q
period 2001-03-31
CANNONDALE CORP /
filed 2001-05-15
CIK 930795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from           to
                                              ---------    ---------
                         Commission File Number 0-24884


                             CANNONDALE CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                 06-0871823
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

16 TROWBRIDGE DRIVE, BETHEL, CONNECTICUT              06801
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

The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of May 10, 2001 was 7,528,971.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
Part I      Financial Information

            Item 1.     Financial Statements

                        Condensed Consolidated Balance Sheets as of March 31,
                          2001, July 1, 2000 and April 1, 2000 .....................................       1

                        Condensed Consolidated Statements of Operations for the
                          three and nine months ended March 31, 2001 and April 1, 2000 .............       2

                        Condensed Consolidated Statements of Cash Flows for the
                          nine months ended March 31, 2001 and April 1, 2000 .......................       3

                        Notes to Condensed Consolidated Financial Statements .......................       4

            Item 2.     Management's Discussion and Analysis of Financial Condition and
                          Results of Operations ....................................................      12

            Item 3.     Quantitative and Qualitative Disclosures About Market Risk .................      15

Part II     Other Information

            Item 5.     Other Information ..........................................................      17

            Item 6.     Exhibits and Reports on Form 8-K ...........................................      17

Signature ..........................................................................................      18

                          PART I FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31, 2001  JULY 1, 2000    APRIL 1, 2000
                                                                --------------  ------------    -------------
                                                                 (UNAUDITED)       (NOTE 1)      (UNAUDITED)
ASSETS
Current assets:
     Cash ..................................................      $   1,920       $   5,064       $   3,902
     Trade accounts receivable, less allowances of
         $11,146, $10,076 and $9,852 .......................         47,833          50,224          61,523
     Inventories ...........................................         42,861          40,413          41,902
     Deferred income taxes .................................             --           5,571           6,223
     Prepaid expenses and other current assets .............          3,719           3,300           4,456
     Interest receivable from a related party ..............             --           1,318           1,110
                                                                  ---------       ---------       ---------
Total current assets .......................................         96,333         105,890         119,116
Property, plant and equipment, net .........................         36,352          40,114          40,129
Notes receivable and advances to related parties ...........          1,349          13,197          13,174
Other assets ...............................................          4,354           5,706           3,142
                                                                  ---------       ---------       ---------
Total assets ...............................................      $ 138,388       $ 164,907       $ 175,561
                                                                  =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ......................................      $  13,970       $  15,912       $  18,264
     Revolving credit advances .............................          4,038           2,235           3,445
     Income taxes payable ..................................             27             307              --
     Warranty and other accrued expenses ...................          8,743           7,403           6,953
     Current installments of long-term debt ................          4,856           4,577          73,185
                                                                  ---------       ---------       ---------
Total current liabilities ..................................         31,634          30,434         101,847
Long-term debt, less current installments ..................         54,760          63,363              --
Deferred income taxes ......................................             --              --           1,492
Other noncurrent liabilities ...............................            437             424             432
                                                                  ---------       ---------       ---------
Total liabilities ..........................................         86,831          94,221         103,771
                                                                  ---------       ---------       ---------
Commitments and contingencies . ............................             --              --              --

Stockholders' equity:
     Common stock, $.01 par value:
         Authorized shares - 40,000,000
         Issued shares - 8,821,871, 8,808,125 and 8,796,067              88              88              88
     Additional paid-in capital ............................         57,978          57,935          57,868
     Retained earnings .....................................         21,252          38,802          39,735
     Less 1,292,900 shares in treasury at cost .............        (20,162)        (20,162)        (20,162)
     Accumulated other comprehensive loss ..................         (7,599)         (5,977)         (5,739)
                                                                  ---------       ---------       ---------
Total stockholders' equity .................................         51,557          70,686          71,790
                                                                  ---------       ---------       ---------
Total liabilities and stockholders' equity .................      $ 138,388       $ 164,907       $ 175,561
                                                                  =========       =========       =========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED     NINE MONTHS ENDED
                                                       MARCH 31,             APRIL 1,            MARCH 31,              APRIL 1,
                                                         2001                 2000                 2001                  2000
                                                         ----                 ----                 ----                  ----
                                                      (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
Net sales ....................................         $  32,636            $  40,308            $ 104,010            $ 118,393
Cost of sales ................................            25,895               27,233               77,089               81,631
                                                       ---------            ---------            ---------            ---------
Gross profit .................................             6,741               13,075               26,921               36,762
                                                       ---------            ---------            ---------            ---------

Expenses:
      Selling, general and administrative ....             9,005               10,607               27,275               30,484
      Research and development ...............             1,500                2,432                5,417                6,621
                                                       ---------            ---------            ---------            ---------
                                                          10,505               13,039               32,692               37,105
                                                       ---------            ---------            ---------            ---------
Operating income (loss) ......................            (3,764)                  36               (5,771)                (343)
                                                       ---------            ---------            ---------            ---------

Other income (expense):
      Interest expense .......................            (1,486)              (1,901)              (5,036)              (4,305)
      Other income (expense) .................              (199)                 531                  192                1,265
                                                       ---------            ---------            ---------            ---------
                                                          (1,685)              (1,370)              (4,844)              (3,040)
                                                       ---------            ---------            ---------            ---------

Loss before income taxes and extraordinary
item .........................................            (5,449)              (1,334)             (10,615)              (3,383)

Income tax benefit (provision) ...............                98                  572               (6,382)               1,790
                                                       ---------            ---------            ---------            ---------

Loss before extraordinary item ...............            (5,351)                (762)             (16,997)              (1,593)

Extraordinary loss from early extinguishment
of debt, net of $0 tax benefit ...............                --                   --                 (552)                  --
                                                       ---------            ---------            ---------            ---------

Net loss .....................................         $  (5,351)           $    (762)           $ (17,549)           $  (1,593)
                                                       =========            =========            =========            =========

Basic and diluted loss per share before
extraordinary item ...........................         $   (0.71)           $   (0.10)           $   (2.26)           $   (0.21)
Extraordinary loss per share .................                --                   --                (0.07)                  --
                                                       ---------            ---------            ---------            ---------
Basic and diluted loss per share .............         $   (0.71)           $   (0.10)           $   (2.33)           $   (0.21)
                                                       =========            =========            =========            =========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                                 MARCH 31, 2001       APRIL 1, 2000
                                                                                 --------------       -------------
                                                                                   (UNAUDITED)         (UNAUDITED)
NET CASH USED IN OPERATING ACTIVITIES                                               $ (8,220)           $(15,215)
                                                                                    --------            --------

INVESTING ACTIVITIES:
Proceeds from repayments of loans provided to related parties ..............          12,032                  49
Loans provided to related parties ..........................................            (184)               (269)
Capital expenditures .......................................................          (2,996)             (4,448)
Proceeds from sale of equipment . ..........................................             743                 633
                                                                                    --------            --------
Net cash provided by (used in) investing activities ........................           9,595              (4,035)
                                                                                    --------            --------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock .................................              43                  53
Payments for early extinguishment of debt ..................................         (12,000)                 --
Net proceeds from borrowings under short-term revolving credit agreements ..           4,774              19,356
Net proceeds from borrowings under long-term debt agreements ...............           2,100                  --
                                                                                    --------            --------
Net cash provided by (used in) financing activities ........................          (5,083)             19,409
                                                                                    --------            --------

Effect of exchange rate changes on cash ....................................             564                 443
                                                                                    --------            --------

Net increase (decrease) in cash ............................................          (3,144)                602
Cash at beginning of period ................................................           5,064               3,300
                                                                                    --------            --------
Cash at end of period ......................................................        $  1,920            $  3,902
                                                                                    ========            ========

                             See accompanying notes

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 1, 2000 included in the Company's annual report on Form 10-K.

         The Condensed Consolidated Balance Sheet at July 1, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

RECLASSIFICATIONS

         Certain fiscal 2000 amounts have been reclassified to conform to the current year's presentation.

ACCOUNTING DEVELOPMENTS

         In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101, as amended by SAB 101B, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. It specifically addresses revenue recognition requirements for certain transactions, such as bill-and-hold transactions, up-front fees when the seller has continuing involvement, long-term service transactions, and layaway sales. SAB 101 also provides guidance on the required disclosures for revenue recognition policies and the impact of events and trends on revenue. SAB 101 will be effective for the Company's fourth quarter of fiscal 2001. The adoption of this standard is not expected to have a material effect on operating results or the financial position of the Company.


2.  INVENTORIES

         The components of inventories are as follows (in thousands):

                                               MARCH 31,                          APRIL 1,
                                                 2001         JULY 1, 2000         2000
                                                 ----         ------------         ----
                                              (UNAUDITED)                       (UNAUDITED)
Raw materials .............................    $ 22,486         $ 22,722         $ 24,806
Work-in-process ...........................       2,974            1,848            2,891
Finished goods ............................      19,817           17,722           16,536
                                               --------         --------         --------
                                                 45,277           42,292           44,233
Less reserve for obsolete inventories .....      (2,416)          (1,879)          (2,331)
                                               --------         --------         --------
                                               $ 42,861         $ 40,413         $ 41,902
                                               ========         ========         ========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.  LOSS PER SHARE AMOUNTS

         The following table is a reconciliation of the numerator and denominator of basic and diluted loss per share computations and other related disclosures required by the Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share (in thousands, except loss per share data):

                                                               THREE MONTHS    THREE MONTHS      NINE MONTHS         NINE MONTHS
                                                                  ENDED           ENDED             ENDED               ENDED
                                                                 MARCH 31,       APRIL 1,          MARCH 31,           APRIL 1,
                                                                   2001            2000              2001               2000
                                                                   ----            ----              ----               ----
                                                                (UNAUDITED)     (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
NUMERATOR:
Numerator for basic and diluted loss per share - loss
   before extraordinary item ...............................      $(5,351)        $  (762)        $  ( 16,997)         $(1,593)
Extraordinary loss from early extinguishment of debt, net
   of $0 tax benefit .......................................           --              --                 (552)             --
                                                                  -------         -------         ------------         -------
Net loss ...................................................      $(5,351)        $  (762)        $  ( 17,549)         $(1,593)
                                                                  =======         =======         ============         =======

DENOMINATOR:
Denominator for basic and diluted loss per share -
   weighted-average shares .................................        7,529           7,503                7,520           7,495
                                                                  -------         -------         ------------         -------

Basic and diluted loss per share before extraordinary item .      $ (0.71)        $ (0.10)        $      (2.26)        $ (0.21)
Extraordinary loss per share ...............................           --              --                (0.07)             --
                                                                  -------         -------         ------------         -------
Basic and diluted loss per share ...........................      $ (0.71)        $ (0.10)        $      (2.33)        $ (0.21)
                                                                  =======         =======         ============         =======

         The following table sets forth the number of options to purchase shares of common stock at the respective ranges of exercise prices that were not included in the computation of diluted loss per share. For the periods indicated, inclusion of such options would result in an antidilutive effect due to the net loss incurred by the Company.

                              OPTIONS        RANGE OF EXERCISE PRICES
                              -------        ------------------------
THREE MONTHS ENDED
MARCH 31, 2001 .........     2,890,257           $ 0.34 - $10.56
THREE MONTHS ENDED
APRIL 1, 2000 ..........     2,383,862           $ 0.34 - $15.00
NINE MONTHS ENDED
 MARCH 31, 2001 ........     2,617,697           $ 0.34 - $15.00
NINE MONTHS ENDED
APRIL 1, 2000 ..........     2,325,140           $ 0.34 - $15.00

         The warrant to purchase 393,916 shares of the Company's common stock granted in June 2000 to Ableco Finance LLC, one of the Company's lenders, was not included in the computation of the diluted loss per share for the nine months ended March 31, 2001 due to the net loss incurred by the Company. See
Note 9 for further discussion concerning this warrant.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  COMPREHENSIVE INCOME (LOSS)

         Pursuant to the provisions of SFAS No. 130, Reporting Comprehensive Income, the Company's comprehensive loss is as follows, net of tax (in thousands):

                                                           THREE MONTHS    THREE MONTHS      NINE MONTHS         NINE MONTHS
                                                              ENDED           ENDED             ENDED               ENDED
                                                             MARCH 31,       APRIL 1,          MARCH 31,           APRIL 1,
                                                               2001            2000              2001               2000
                                                               ----            ----              ----               ----
                                                            (UNAUDITED)     (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
Net loss..........................................          $   (5,351)     $     (762)      $   (17,549)         $  (1,593)
Net accumulated derivative gains (losses).........                 273              --              (118)                --
Foreign currency translation loss.................              (1,185)         (1,336)           (1,504)            (1,680)
                                                            -----------     -----------      ------------         ----------
Total comprehensive loss..........................          $   (6,263)      $  (2,098)      $   (19,171)         $  (3,273)
                                                            ===========     ===========      ============         ==========

         The accumulated derivative gain and loss activity relating to cash flow hedges for the three and nine months ended March 31, 2001 is as follows (in thousands):

                                                   THREE MONTHS      NINE MONTHS
                                                     ENDED              ENDED
                                                    MARCH 31,          MARCH 31,
                                                      2001              2001
                                                      ----              ----
                                                   (UNAUDITED)       (UNAUDITED)

Beginning accumulated derivative losses........       $(391)           $  --
Revaluations of cash flow hedge derivatives....         303              237
Net reclassifications to earnings..............         (30)            (355)
                                                      -----            -----
Ending net accumulated derivative losses.......       $(118)           $(118)
                                                      =====            =====

         The components of the accumulated other comprehensive loss are as follows, net of tax (in thousands):

                                                   MARCH 31,          JULY 1,            APRIL 1,
                                                     2001              2000                2000
                                                     ----              ----                ----
                                                  (UNAUDITED)                          (UNAUDITED)
Net accumulated derivative losses..........        $  (118)           $    --            $    --
Foreign currency translation adjustments...         (7,481)            (5,977)            (5,739)
                                                   -------            -------            -------
Accumulated other comprehensive loss.......        $(7,599)           $(5,977)           $(5,739)
                                                   =======            =======            =======

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.  OPERATIONS BY INDUSTRY SEGMENTS

         Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are Bicycles and Motorsports. The Company operates predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle-related products are aggregated in the Bicycle segment. The Company has also entered the motorsports industry with its line of motocross motorcycles, its ATV (All-Terrain Vehicle) and related accessories and clothing.

         Summarized segment data is as follows (in thousands):

                                      THREE MONTHS      THREE MONTHS       NINE MONTHS       NINE MONTHS
                                         ENDED             ENDED              ENDED            ENDED
                                        MARCH 31,         APRIL 1,          MARCH 31,         APRIL 1,
                                          2001              2000              2001              2000
                                          ----              ----              ----              ----
                                       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Net sales to external customers:
      Bicycles...................       $  30,899         $  40,308         $ 100,830         $ 118,393
      Motorsports................           1,737                --             3,180                --
                                        ---------         ---------         ---------         ---------
                                        $  32,636         $  40,308         $ 104,010         $ 118,393
                                        =========         =========         =========         =========
Operating income (loss):
      Bicycles...................       $   1,030         $   2,656         $   5,888         $   5,303
      Motorsports................          (4,794)           (2,620)          (11,659)           (5,646)
                                        ---------         ---------         ---------         ---------
                                        $  (3,764)        $      36         $  (5,771)        $    (343)
                                        =========         =========         =========         =========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       The Company evaluates performance of its segments based on profit or loss from operations. The amounts below are not allocated between the segments (in thousands):

                                                     THREE MONTHS    THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                        ENDED           ENDED             ENDED           ENDED
                                                       MARCH 31,       APRIL 1,         MARCH 31,        APRIL 1,
                                                         2001            2000             2001             2000
                                                         ----            ----             ----             ----
                                                      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)

Total operating income (loss) for reportable
segments.........................................      $ (3,764)        $     36         $ (5,771)        $   (343)

Other income (expense):
      Interest expense...........................        (1,486)          (1,901)          (5,036)          (4,305)
      Other income (expense).....................          (199)             531              192            1,265
                                                       --------         --------         --------         --------
                                                         (1,685)          (1,370)          (4,844)          (3,040)
                                                       --------         --------         --------         --------
Loss before income taxes and extraordinary item..        (5,449)          (1,334)         (10,615)          (3,383)

Income tax  benefit (provision)..................            98              572           (6,382)           1,790
                                                       --------         --------         --------         --------

Loss before extraordinary item...................        (5,351)            (762)         (16,997)          (1,593)

Extraordinary loss from early extinguishment of
debt, net of $0 tax benefit......................            --               --             (552)              --
                                                       --------         --------         --------         --------

Net loss.........................................      $ (5,351)        $   (762)        $(17,549)        $ (1,593)
                                                       ========         ========         ========         ========

         Summarized segment assets are as follows (in thousands):

                            MARCH  31,        JULY 1,       APRIL 1,
                              2001             2000           2000
                              ----             ----           ----
                           (UNAUDITED)                     (UNAUDITED)
Indentifiable assets:
      Bicycles.........      $116,215        $146,875        $161,351
      Motorsports......        22,173          18,032          14,210
                             --------        --------        --------
                             $138,388        $164,907        $175,561
                             ========        ========        ========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.  NET DEFERRED TAX ASSETS

         The significant components of the Company's deferred tax assets and liabilities at March 31, 2001, July 1, 2000 and April 1, 2000 are as follows (in thousands):

                                                          MARCH 31,         JULY 1,         APRIL 1,
                                                            2001             2000             2000
                                                            ----             ----             ----
                                                         (UNAUDITED)                       (UNAUDITED)
Deferred tax assets:
      Accounts receivable and inventory reserves......    $  2,597         $  2,148         $  2,133
      Accrued liabilities.............................       1,155            1,028            1,028
      Tax credits and NOL carryforwards...............       9,986            4,943            3,561
      Other...........................................         888              915              929
                                                          --------         --------         --------
      Total deferred assets...........................      14,626            9,034            7,651
                                                          --------         --------         --------
Deferred tax liabilities:
      Tax over book depreciation......................      (1,841)          (1,438)          (1,237)
      Accounts receivable fair value adjustment.......        (358)            (572)            (644)
      Other...........................................      (1,411)          (1,019)          (1,039)
                                                          --------         --------         --------
      Total deferred liabilities......................      (3,610)          (3,029)          (2,920)
                                                          --------         --------         --------

Net deferred tax asset before valuation allowance.....      11,016            6,005            4,731

Valuation allowance...................................     (11,037)         --               --
                                                          --------         --------         --------

Net deferred tax asset (liability)....................    $    (21)        $  6,005         $  4,731
                                                          ========         ========         ========

         The Company established a valuation allowance as of December 30, 2000 for substantially all of the excess of deferred tax assets over deferred tax liabilities existent at that date, and has adjusted the valuation allowance for activity during the third quarter of fiscal 2001. Although the Company ultimately expects to realize these tax benefits in future years, SFAS No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. The deferred tax assets will be recognized in future periods to the extent that the Company reasonably expects such assets to be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the Company determines a portion or all of the valuation allowance to be unnecessary, the related tax benefits will reduce the future income tax provision anticipated at that time.

         The remaining deferred tax liability shown above of $21,000 pertains to Cannondale Europe. This amount is included within "Warranty and other accrued expenses" on the Condensed Consolidated Balance Sheet at March 31, 2001.

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

         The carrying amount of derivatives at fair value as of March 31, 2001 was $242,000 and is included within "Prepaid expenses and other current assets" on the Company's Condensed Consolidated Balance Sheet. The net expense relating to amortization of premiums and discounts of cash flow hedges was not material to either operating results or financial position for the three- and nine-month periods ended March 31, 2001 and is included in other income (expense) on the Condensed Consolidated Statement of Operations. The total net accumulated derivative losses of $118,000 included in the accumulated other comprehensive loss at March 31, 2001 are expected to be reclassified into earnings within the next 12 months upon settlement of the related hedged item (accounts receivable or sale of inventory to a third party). As of March 31, 2001, the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was four months.

8.  SHIPPING AND HANDLING FEES AND COSTS

         Prior year net sales and selling, general and administrative expenses have been restated pursuant to EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with such, all shipping and handling billings to customers have been included in net sales, and freight costs incurred for product shipments have been included in selling, general and administrative expenses. Previously, the Company offset shipping and handling charges billed to customers and the related freight costs within selling, general and administrative expenses. For the quarterly periods ended March 31, 2001 and April 1, 2000, shipping and handling billings of approximately $373,000 and $442,000, respectively, have been included in net sales, and freight costs of approximately $692,000 and $887,000, respectively, have been included in selling, general and administrative expenses. For the nine months ended March 31, 2001 and April 1, 2000, shipping and handling billings of approximately $1,186,000 and $1,368,000, respectively, have been included in net sales, and freight costs of approximately $2,022,000 and $2,571,000, respectively, have been included in selling, general and administrative expenses.

9.  LONG-TERM DEBT

         On April 30, 2001, the CIT Group/Business Credit Inc. and Ableco Finance LLC amended their respective financing agreements with the Company, effective as of December 31, 2001, in order to modify certain financial covenants. As a result of these amendments, the Company is in compliance with all financial covenants of its borrowing facilities. As a condition to entering into these amendments, the Company was required to receive a cash infusion of at least $7.0 million, of which no more than $3.0 million was to be paid by the Company's foreign subsidiaries. In satisfaction of this condition, Cannondale Europe repaid to the Company $3.0 million in intercompany indebtedness, and the Company sold an aggregate of $4.0 million of convertible subordinated debentures to two individual investors, including Cannondale's Chairman, Chief Executive Officer and President, Joseph Montgomery. The $2.0 million debenture issued to Mr. Montgomery is due June 28, 2005 and is convertible into shares of Cannondale's common stock at an initial conversion price of $4.50 per share. The $2.0 million debenture issued to a third party investor is due April 28, 2004 and is convertible into shares of Cannondale's common stock at an initial conversion price of $3.75 per share. Both debentures bear interest at an annual rate of 8%.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         During the second quarter of fiscal 2001, the Company paid down $12.0 million in long-term debt and recorded an extraordinary loss of $552,000 relating to the write-off of certain deferred financing costs. The pay-down terminated the warrant to purchase 393,916 shares of the Company's common stock granted in June 2000 to Ableco Finance LLC, one of the Company's lenders.

10.  SALE-LEASEBACK TRANSACTIONS

         During the third quarter of fiscal 2001, the Company entered into two sale-leaseback transactions for recently-purchased manufacturing equipment. No gain or loss was recognized on a $421,000 transaction which will result in approximately $152,000 of additional rent expense annually for a three year period. A $39,000 gain was realized on a $310,000 transaction in which the Company received $160,000 and the lender paid the balance of the equipment cost. The gain was deferred and is being amortized over the six year term of the lease. This lease will result in approximately $63,000 of additional rent expense annually. Both leases are being accounted for as operating leases.

11.  STOCK OPTION PLAN

         Effective December 11, 2000, the Company adopted a new stock option plan (the "2000 plan") pursuant to which the Company may issue and sell a total of 1,000,000 shares of its common stock, $0.01 par value per share. Options may be granted under the plan only to employees who do not serve as both officers and directors of the Company. The 2000 plan expires on December 11, 2010.

12.  RELATED PARTY TRANSACTION

         On April 27, 2001, the Company sold a $2.0 million debenture to Joseph Montgomery, Cannondale's Chairman, Chief Executive Officer and President. See
Note 9 for further detail.

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

13.  INTERCOMPANY DIVIDEND

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

14.  LITIGATION

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Sales. Net sales decreased to $32.6 million in the third quarter of fiscal 2001 from $40.3 million in the third quarter of fiscal 2000, a decrease of approximately $7.7 million or 19%. Approximately $1.2 million, or 15% of the decrease in net sales, is attributable to an unfavorable foreign exchange impact primarily resulting from the weakened Euro compared to the U.S. dollar. The remainder of the sales decrease is due to dealers' cautious buying patterns relating to the weakening economy, adverse weather conditions, and a delay in delivery of bicycle accessories from vendors which affected shipments in March 2001. Shipments of the Company's FX400 ATV (All-Terrain Vehicle) began in February 2001, and are included in the total motorsports shipments amount of $1.7 million for the quarter ended March 31, 2001. Net sales for the third quarters of fiscal 2001 and 2000 include shipping and handling billings of approximately $373,000 and $442,000, respectively, pursuant to EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs.

         For the nine months ended March 31, 2001, net sales were $104.0 million, a decrease of approximately $14.4 million or 12%, from the $118.4 million recorded for the same period last year. Included in the net sales amount for the first nine months of fiscal 2001 is approximately $3.2 million in motorsports shipments. Approximately $6.5 million, or 45% of the decrease in total net sales, is attributable to an unfavorable foreign exchange impact primarily resulting from the weakened Euro compared to the U.S. dollar. The remainder of the sales decrease is due to dealers' cautious buying patterns relating to the weakening economy, adverse weather conditions, and a delay in delivery of bicycle accessories from vendors which affected shipments in March 2001. Net sales for the nine months ended March 31, 2001 and April 1, 2000 include shipping and handling billings of approximately $1,186,000 and $1,368,000, respectively, pursuant to EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs.

         Gross Profit. Gross profit was $6.7 million in the third quarter of fiscal 2001, a decrease of 48% from the gross profit in the third quarter of fiscal 2000 of $13.1 million. Gross profit as a percentage of net sales in the third quarter of fiscal 2001 decreased to 20.7% compared to 32.4% for the third quarter of fiscal 2000. The decrease in gross profit dollars and gross profit as a percentage of net sales was primarily attributable to the production start-up costs of the MX400 and FX400 which were not proportionately offset by revenues. Bicycle margins for the third quarter of fiscal 2001 were 30.4% compared to 34.3% in the prior year primarily as a result of a less favorable product mix coupled with the unfavorable foreign exchange impact from the weakened Euro compared to the U.S. dollar.

         Gross profit was $26.9 million for the first nine months of fiscal 2001, a decrease of 27% from the gross profit for the first nine months of fiscal 2000 of $36.8 million. Gross profit as a percentage of net sales for the first nine months of fiscal 2001 decreased to 25.9% compared to 31.1% for the first nine months of fiscal 2000. The decrease in gross profit dollars and gross profit as a percentage of net sales was primarily attributable to the production start-up costs of the MX400 and FX400 which were not proportionately offset by revenues. Bicycle margins increased to 32.4% for the first nine months of fiscal 2001 from 32.0% in the prior year primarily as a result of a more favorable product mix, partially offset by the unfavorable foreign exchange impact of approximately $1.9 million primarily resulting from the weakened Euro compared to the U.S. dollar.

         Operating Expenses. Operating expenses were $10.5 million for the third quarter of fiscal 2001, a decrease of $2.5 million, or 19%, from the $13.0 million recorded for the third quarter of fiscal 2000. For the first nine months of fiscal 2001, operating expenses decreased by $4.4 million, or 12%, to $32.7 million from $37.1 million for the same period last year.

         Selling, general and administrative expenses decreased to $9.0 million for the third quarter of fiscal 2001, from $10.6 million recorded during the prior-year period. For the first nine months of fiscal 2001, selling, general and administrative expenses decreased to $27.3 million from $30.5 million during the prior-year period. Decreased selling, general and administrative expenses during the third quarter and first nine months of fiscal 2001 resulted from the continued cost-reduction efforts of the Company and a reduction in those expenses tied directly to sales volume, coupled with the foreign exchange impact of the weakened Euro compared to the U.S. dollar. As a percentage of net sales, selling, general and administrative expenses represented 26.2% for the first nine months of fiscal 2001 compared to 25.7% in the prior-year period.

         Research and development expenses decreased to $1.5 million in the third quarter of fiscal 2001, from $2.4 million recorded during the prior-year period. The decrease in research and development expenses during the third quarter of fiscal 2001 primarily reflects the transition of the MX400 and FX400 from the development stages to production, as well as the timing of bicycle research and development projects. For the first nine months of fiscal 2001, research and development expenses decreased to $5.4 million from $6.6 million recorded during the prior year due to the production start-up of the MX400 and FX400. The Company invested approximately $763,000 in research and development for its motorsports products during the third quarter of fiscal 2001 compared to approximately $1.3 million during the same period last year. For the first nine months of fiscal 2001, the Company invested approximately $3.1 million in research and development for its motorsports products compared to approximately $3.4 million during the prior-year period. As a percentage of net sales, research and development expenses were 5.2% for the first nine months of fiscal 2001 compared to 5.6% for the first nine months of fiscal 2000.

         Other Income (Expense). Interest expense decreased to $1.5 million in the third quarter of fiscal 2001 from $1.9 million recorded during the prior-year period. Such decrease is a result of lower average debt balances, due to the $12.0 million pay-down of debt at the end of the second quarter of fiscal 2001, and lower interest rates, due to the decrease in the prime rate, for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. For the first nine months of fiscal 2001, interest expense was $5.0 million compared to $4.3 million recorded for the first nine months of fiscal 2000. The increase in interest expense for the first nine months of fiscal 2001 was primarily attributable to higher average debt balances and higher interest rates associated with the Company's new credit facilities compared to the same periods last year. For the third quarter and first nine months of fiscal 2001, other income primarily consisted of finance charge income from accounts receivable, offset by foreign exchange losses; additionally, for the first six months of fiscal 2001, interest income from the loan to Joseph Montgomery, totaling $541,000, was included in other income.

         Income Taxes. For the three months ended March 31, 2001, the income tax benefit was $98,000 compared to the income tax benefit of $572,000 recorded for the three months ended April 1, 2000. For the nine months ended March 31, 2001, income tax expense was $6.4 million compared to the income tax benefit of $1.8 million recorded for the same period last year. The significant increase in tax expense for the nine months ended March 31, 2001 relates to the deferred tax asset valuation allowance established by the Company. Although the Company ultimately expects to realize its net deferred tax assets in future years, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $8.2 million for the first nine months of fiscal 2001, a decrease of approximately $7.0 million compared to $15.2 million of net cash used in operating activities for the first nine months of fiscal 2000. The decrease in net cash used in operating activities during the first nine months of fiscal 2001 compared to the same period last year was primarily attributable to an increase in accrued expenses and a decrease in accounts receivable levels, coupled with the receipt of approximately $1.9 million in accrued interest from Joseph Montgomery.

         During the second quarter of fiscal 2001, Mr. Montgomery repaid his entire notes payable obligation to the Company totaling $12.0 million plus all accrued interest thereon. The proceeds of such repayment were used to retire a portion of the Company's long-term debt, as discussed in Note 9 to the Condensed Consolidated Financial Statements.

         Capital expenditures were $3.0 million for the first nine months of fiscal 2001, compared to $4.4 million for the first nine months of fiscal 2000. Capital expenditures during the first nine months of fiscal 2001 principally related to tooling used in the production of motorsports products, whereas capital expenditures during the first nine months of fiscal 2000 related to computer equipment and manufacturing equipment associated with the production of both the bicycle and motorsports product lines.

         During the third quarter of fiscal 2001, the Company entered into two sale-leaseback transactions for recently-purchased manufacturing equipment. No gain or loss was recognized on a $421,000 transaction which will result in approximately $152,000 of additional rent expense annually for a three year period. A $39,000 gain was realized on a $310,000 transaction in which the Company received $160,000 and the lender paid the balance of the equipment cost. The gain was deferred and is being amortized over the six year term of the lease. This lease will result in approximately $63,000 of additional rent expense annually. Both leases are being accounted for as operating leases.

         Net cash used by financing activities for the first nine months of fiscal 2001 was $5.1 million, compared to the $19.4 million of net cash provided by financing activities for the first nine months of fiscal 2000. The net cash used in financing activities during the first nine months of fiscal 2001 was primarily due to the early repayment of $12.0 million of long-term debt, as discussed in Note 9 to the Condensed Consolidated Financial Statements, offset by net borrowings of approximately $4.8 million and $2.1 million under the Company's short- and long-term borrowing facilities, respectively. The net cash provided by financing activities for the first nine months of fiscal 2000 primarily reflected the increase in the Company's multi-currency revolving credit facility in order to finance working capital needs and capital expenditures. At March 31, 2001, the availability under the Company's revolving line of credit with the CIT Group/Business Credit Inc. was approximately $6.7 million.

         On April 30, 2001, the CIT Group/Business Credit Inc. and Ableco Finance LLC amended their respective financing agreements with the Company, effective as of December 31, 2001, in order to modify certain financial covenants. As a result of these amendments, the Company is in compliance with all financial covenants of its borrowing facilities. As a condition to entering into these amendments, the Company was required to receive a cash infusion of at least $7.0 million, of which no more than $3.0 million was to be paid by the Company's foreign subsidiaries. In satisfaction of this condition, Cannondale Europe repaid to the Company $3.0 million in intercompany indebtedness, and the Company sold an aggregate of $4.0 million of convertible subordinated debentures to two individual investors, including Cannondale's Chairman, Chief Executive Officer and President, Joseph Montgomery. The $2.0 million debenture issued to Mr. Montgomery is due June 28, 2005 and is convertible into shares of Cannondale's common stock at an initial conversion price of $4.50 per share. The $2.0 million debenture issued to a third party investor is due April 28, 2004 and is convertible into shares of Cannondale's common stock at an initial conversion price of $3.75 per share. Both debentures bear interest at an annual rate of 8%.

         The Company expects that cash flow generated by its operations and borrowings under its financing facilities will be sufficient to meet its planned operating and capital requirements for the foreseeable future.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the timing of the Company's planned production and shipping of its motorsports products; statements regarding the Company's capital and current operational investments to finance the planned growth of the Company; statements regarding the Company's expected cash needs, sources of cash to fund its planned operating and capital requirements and its future ability to comply with the terms and conditions of its present financing facilities. In addition, when used in this report, the words "anticipates," "plans," "believes," "estimates," "expects" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Such statements are based upon the facts presently known to the Company and assumptions as to important future events, many of which are beyond the control of the Company. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including, but not limited to, seasonality, the timing of the introduction and the market acceptance of new products, competition, changes in foreign exchange rates, credit risks related to the Company's customer base, adverse weather, the Company's reliance on key vendor and supplier relationships, the Company's limited motorsports products experience, changes in discretionary consumer spending and the Company's dependence on key personnel. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's annual report on Form 10-K for the fiscal year ended July 1, 2000 for a description of risk factors which may affect the Company's future results.

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

CREDIT RISKS.

         The Company's customer base is composed of specialty bicycle retailers which are located principally throughout the United States and Europe, and motorsports retailers located in the United States. The Company's net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of the Company's net sales during the first nine months of fiscal 2001. No single customer accounted for more than 5% of the Company's sales during the first nine months of fiscal 2001. As a result of the seasonality of the Company's business, the payment terms offered to its bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors.

FOREIGN CURRENCY RISKS.

         The Company enters into forward foreign currency contracts to purchase and sell U.S., European, Australian, Canadian and Japanese currencies to reduce exposures to foreign currency risks. The Company enters into forward foreign currency contracts for a significant portion of its current and net balance sheet exposures, principally relating to trade receivables and payables denominated in foreign currencies, and firm sale and purchase commitments. The Company also uses forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange at maturity various currencies for U.S. dollars and Euros at rates agreed to at the inception of the contracts. As of March 31, 2001, the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was four months. The carrying amount of derivatives at fair value as of March 31, 2001 was $242,000 and is included within "Prepaid expenses and other current assets" on the Company's Condensed Consolidated Balance Sheet.

                            PART II OTHER INFORMATION


Item 5.  OTHER INFORMATION

         On April 27, 2001, the Company sold an aggregate of $4.0 million of convertible subordinated debentures to two individual investors, including the Company's Chairman, Chief Executive Officer and President, Joseph Montgomery. The $2.0 million debenture issued to Mr. Montgomery is due June 28, 2005 and is convertible into shares of the Company's common stock at an initial conversion price of $4.50 per share. The $2.0 million debenture issued to the third party investor is due April 28, 2004 and is convertible into shares of the Company's common stock at an initial conversion price of $3.75 per share. Based on the initial conversion prices, the debentures are convertible into an aggregate of 977,777 shares of the Company's common stock. The holders of the debentures are entitled to certain registration rights with respect to the Common Stock into which the debentures are convertible. Both debentures bear interest at an annual rate of 8%.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CANNONDALE CORPORATION


Date: May 15, 2001                      /s/  WILLIAM A. LUCA
                                        ------------------------------------
                                        William A. Luca
                                        Vice President of Finance, Treasurer,
                                        Chief Financial Officer and Chief
                                        Operating Officer
                                        (Principal Financial Officer
                                          and authorized signatory)