Form 10-K
period 2001-06-30
CANNONDALE CORP /
filed 2001-09-28
CIK 930795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-24884

                             CANNONDALE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      06-0871823
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)
             16 TROWBRIDGE DRIVE,                                  06801
             BETHEL, CONNECTICUT                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (203) 749-7000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01
                          COMMON STOCK PURCHASE RIGHTS

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At September 19, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $9,019,390 based on the per share closing price on such date, and the registrant had 7,543,364 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III, as set forth herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

  GENERAL.

     Cannondale Corporation (together with its subsidiaries collectively referred to as we, us, and our) is a leading manufacturer of high-performance bicycles. Our bicycle line has grown from 21 models in our 1992 model year to 84 models in our 2002 model year, all of which are hand assembled and constructed with hand-welded aluminum frames. We also sell other bicycle-related products including clothing, shoes and bags, and a line of components, some of which are manufactured for us by third parties. We have also entered the motorsports market with the production and shipment of our MX400 motocross motorcycle and our FX400 and Cannibal four-wheeled all-terrain vehicles, or ATVs. For the 2002 model year, we expect to produce a total of four off-road motorcycle models and four ATV models. We were incorporated in Delaware in 1971.

     The bicycle market has matured in recent years and its growth rate has decreased. We believe that we can leverage our domestic flexible manufacturing capabilities, which allow us to consistently provide high quality and innovative products to the market faster than our competition and take strategic advantage of the current market conditions. Additionally, we believe that a marketing strategy consistent with our bicycle product line -- one that focuses on innovation, differentiation, performance and quality leadership -- provides us with a viable diversification growth strategy in the motorsports market.

  PRODUCTS -- BICYCLES.

     Our bicycles are marketed under the Cannondale brand name and "Handmade in USA" logo. Our 2002 bicycle line offers 84 models, all of which feature a lightweight Cannondale hand-welded and hand-assembled aluminum frame. Our use of aluminum allows us to produce frames that are generally lighter in weight than other frames. Our bicycles feature wide diameter tubing, which provides greater frame rigidity as well as a distinctive look. Certain models also have full or front suspension systems, offering greater comfort and control than non-suspended bikes. Our 2002 bicycle line also features models with the new Scalpel(TM) frame. A high-performance, lightweight full suspension mountain bike frame, the Scalpel(TM) is primarily fabricated from aluminum, but has two carbon fiber "chainstays" (the two horizontal tubes running parallel to the bicycle's chain) that flex vertically to allow the rear wheel to absorb bumps, ruts and impacts. The actual movement of the rear wheel is controlled by a small, lightweight shock absorber.

     We manufacture and sell bicycle models for the adult market in six major categories: mountain, road racing, aero and multi-sport, Road Warrior, recreational and specialty. Mountain bikes have wide knobby tires and straight handlebars, and are designed for off-road riding. Road racing bikes are lightweight with thin tires and drop (curved) handlebars, and are used for competitions or fast-paced fitness riding on paved roads. Aero and multi-sport bikes, designed for triathlons and other multi-sport races, are crafted from aerodynamic tubes. Road Warrior models are targeted toward serious, non-competitive road riders, and have somewhat more emphasis on comfort, rather than the lightest possible weight, quickest handling, or most aggressive aerodynamics. The recreational segment is comprised of Adventure and comfort bikes. Adventure models stress performance and comfort more or less equally, while comfort bikes are designed for the occasional cyclist who places maximum importance on comfort and ease of use. The specialty bicycle market encompasses various niche products, including tandem, touring, cyclocross, Bad Boy and street models.

     The 84 bicycle models in our 2002 model year are distributed in the six major bicycle categories as follows:

                                          NUMBER OF
CATEGORY                                 2002 MODELS
--------                                 -----------
Mountain Bikes:
  Full Suspension......................      16
  Front Suspension.....................      11
Road Bikes:
  Non-Suspended........................      16
Aero and Multi-Sport...................       3
Road Warrior:
  Front-Suspended......................       4
  Non-Suspended........................       5
Recreational:
  Adventure............................      10         (three front suspension and one full
                                                        suspension)
  Comfort..............................       5         (two front suspension and one full
                                                        suspension)
Specialty:
  Tandem...............................       4
  Touring..............................       2
  Cyclocross...........................       2         (one front suspension)
  Bad Boy..............................       3
  Street...............................       3

     We have 12 models in our 2002 line of proprietary HeadShok front suspension forks. Each HeadShok model offers us an important point of differentiation from other bicycle manufacturers, virtually all of whom use the same brand-name forks produced by three independent suppliers. Our 2002 HeadShok line is highlighted by three Lefty fork models. The HeadShok Lefty models each feature a single telescoping blade that dramatically reduces weight while delivering generous travel. The flagship Lefty fork, the Lefty Carbon ELO, features a carbon fiber telescoping blade and weighs 317 grams less than the original Lefty. The newer fork also features ELO (Electronic Lock-Out), a handlebar-mounted push-button switch that electronically deactivates the fork's suspension on demand to prevent wasteful bobbing during sprints and climbs.

     We also manufacture other proprietary components to further distinguish ourselves from our competitors, and to pursue a strategy of "System Integration." System Integration is the process by which our designers create dedicated frames and components concurrently. This strategy allows our designers to aggressively pursue new levels of light weight and performance, without the restrictions of pre-set standards imposed by component suppliers. An example of System Integration is our CAAD6 road frame, and its dedicated Hollowgram front gear assembly. The CAAD6 frame is specially constructed to accommodate the Hollowgram components, which are 22% lighter and 4% more efficient (stiffer) than the comparable leading parts available to other bicycle manufacturers.

     We also offer a complete line of men's and women's cycling apparel. The line features numerous garments, and ranges from traditional cycling shorts and jerseys to specialized water and windproof shells cut specifically for cold weather cycling. The line includes two main collections: Chrono, a versatile line of performance-oriented apparel for riders of all abilities, and Terra, more loosely-cut garments for off-road riding.

     In addition to our bicycle, suspension fork, component and clothing lines, we manufacture and sell bicycle accessories, including bags, shoes, and other items, some of which are manufactured for us by third parties. These products are sold primarily through the same distribution channels as our bicycles, forks, components and apparel.

  PRODUCTS -- MOTORSPORTS.

     In May 2000, we entered the motorsports industry with the commercial introduction of the Cannondale MX400, a high-performance motocross (off-road racing) motorcycle, and followed in February 2001 with shipments of our FX400 ATV. We introduced the Cannibal, our second ATV model, in June 2001. Our entry into the motorsports industry allows us to extend our brand into a new market by capitalizing on several of our core competencies, particularly our ability to design, test and manufacture welded and heat-treated aluminum-framed vehicles for off-road use. Our motorsports products are powered by a proprietary liquid-cooled, electric-start, 432cc four-stroke engine with a unique reversed cylinder head. The four-valve engine is fuel injected to deliver the proper air/fuel mixture to the engine independent of changes in air temperature or altitude.

     We expect to manufacture and sell a total of eight 2002 model year motorsports products: four off-road motorcycles and four sport ATVs. The four 2002 motorcycles are the motocross-specific X440, the C440 for cross-country style racing, the E440 enduro, and the entry-level X440S motocrosser. The four ATV models are the entry-level Cannibal, the motocross-oriented Moto 440, the Blaze 440 cross-country racer, and the high-performance Speed.

     We also sell a collection of motorcycle apparel which was introduced in fiscal year 2000 concurrently with the MX400.

     For additional information about revenues, profit and loss, and total assets for the bicycle and motorsports segments, see Note 13 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

  MARKETING.

     The goal of our marketing program is to establish Cannondale as the leading high-performance brand in the specialty bicycle and motorsports retail channels. Our marketing effort is focused on innovation, differentiation, performance and quality leadership with a strong emphasis on our "Handmade in USA" heritage.

     Part of our bicycle marketing effort is the sponsorship of professional cycling teams. Since its inception in 1994, the Volvo/Cannondale mountain bike racing team has made contributions to our bicycle product development effort, and served as a major focus of our bicycle marketing effort. We leverage the competitive success of the racing team by using photo images of the athletes on our web site, in print media, on point-of-sale literature, banners, product packaging and product catalogs.

     Our sponsorship of the Saeco/Valli&Valli professional road cycling team is designed to increase our visibility and credibility among the high-end consumers dedicated to road racing. A major force in top European professional road cycling events, the Saeco/Valli&Valli team has competed aboard Cannondale bicycles and in our cycling apparel since the spring of 1997.

     We also sponsor the SoBe/HeadShok team of pro-am mountain bike riders, as well as many nationally and internationally ranked triathletes including Joanna Zeiger, the bronze medalist in triathlon at the 2000 Summer Olympic Games in Sydney, Australia.

     We use the internet to vigorously promote our brand and image by offering consumers a popular web site (www.cannondale.com), which averages more than 29,000 visitors each day. The bicycle segment of the web site incorporates several innovative features to link our products with potential customers. The site's Select-A-Bike tool helps match customers to appropriate bike models based upon their preferences and budget. The Test Ride function allows customers to locate a particular bike model and size in their geographic area by searching a database of dealer inventories, with a subsequent series of automated e-mails between us, the customer, and their local dealer coordinating the test ride process. We have also expanded our on-line presence by offering foreign language versions of key content areas.

     Our web site is also home to the Cannondale Chain Gang, a loose confederation of more than 50,000 global Cannondale owners and fans who receive regular e-mail updates concerning new products, sales promotions, race results and other news. The Chain Gang program has been expanded in recent years to include test ride demos at races, cycling festivals, and organized rides throughout the U.S., Europe, Japan and Australia. At these events, selected Chain Gang members receive promotional Chain Gang team merchandise, free mechanical support, and the use of a high-end Cannondale bicycle for the duration of the event.

     Our motorsports products are being promoted aggressively for the 2002 model year. Print ads are slated to appear in specialty motorsports magazines and trade journals. The motorsports segment of our web site promotes our products with technical information and specifications, testimonials from consumers, retailers and magazine editors, and regular race updates.

     We recently announced that we will co-sponsor the industry-leading Nac's ATV Racing Team. For 2002, the Nac's/Cannondale Racing Team will feature three nationally ranked riders, and is scheduled to attend 26 GNCC and GNC National Series races throughout the country.

     Due to the innovations and significant new technology that we incorporate in our motorsports products, our products have also received significant amounts of favorable exposure in enthusiast print media. Our products have already appeared on the covers of some 21 motorsports specialty magazines during calendar 2001.

     All of our products are supported by an active program to generate product publicity in a variety of print and broadcast media, both enthusiast and general interest.

  SALES AND DISTRIBUTION.

     Our distribution strategy is to sell our bicycles through specialty bicycle retailers who have the ability to provide knowledgeable sales assistance regarding the technical and performance characteristics of our products and an ongoing commitment to servicing our bicycles. In addition, in order to increase the sales of our clothing and accessory lines, we expanded our distribution network to include sport-specialty retailers. We do not sell bicycles through mass merchandisers. A key aspect of our strategy is to use a network of specialty bicycle retailers that can support our growth objectives. We take into account a number of factors when adding new retailers; for example, we target certain market areas based upon analysis of various demographic and competitive characteristics.

     In the United States and Canada, we currently sell bicycles and accessories directly to approximately 1,000 specialty bicycle retailer locations and sell accessories through approximately an additional 500 retailer locations. Generally, our retailers do not have exclusive rights in any territory. In addition to selling bicycles, our 34-member field-sales force is responsible for selling our clothing, accessory, CODA brand components and HeadShok lines. Our sales force contributes to all aspects of customer service, including marketing our products to retailers, providing retailer assistance and assisting in our accounts receivable management. The account managers also monitor sales at the retailer level, enabling us to better respond to changes in market demand and to adjust production accordingly. In addition, we employ a staff of inside sales representatives to handle retailer orders between visits from the field-sales force, and maintain staff to handle telemarketing and special incentive programs.

     Substantially all of our domestic and international bicycle retailers participate in the Authorized Retailer Program, or ARP. Typically, retailers that participate in the ARP place orders for the year and plan to take delivery at predetermined points throughout the year. This program enables retailers to plan their business around scheduled deliveries and provides freight and pricing discounts, as well as payment terms that are conducive with the seasonality of the business. Under the ARP, our sales force formulates a delivery plan with our retailers, typically based upon historical delivery information, that conforms with the retailers' growth objectives and inventory needs. We believe that the ARP allows us to maximize the competitive advantage of our flexible domestic manufacturing capabilities, which provide us with the ability to rapidly meet changes in market trends and demand. Our payment terms generally vary from 30 to 210 days from the date of shipment, depending on the time of year and other factors. Orders may be canceled by the retailers without penalty up to 30 days before shipment.

     Our distribution strategy is to sell our motorsports products through a network of independent motorsports dealerships. As with specialty bicycle retailers, specialty motorsports retailers can most effectively communicate to customers the technical and performance characteristics of our products. Specialty motorsports retailers are also best able to provide proper initial set up and adjustment of our products, as well as ongoing service and repair. For the majority of our motorsports sales, our dealers use a third party financial services organization to finance their inventory purchases whereby we receive payment from such organization for all motorsports shipments within a specified period of time (not exceeding 60 days), less an interest factor. All other products are sold with payment terms from 30 to 60 days.

  INTERNATIONAL OPERATIONS.

     Our bicycle products are sold in approximately 60 foreign countries. Our activities in Europe, Japan and Australia are conducted through three wholly-owned subsidiaries: Cannondale Europe B.V., Cannondale Japan KK and Cannondale Australia Pty Limited, respectively. Sales in other foreign countries are made from the United States through the use of 45 foreign distributors who sell our products to specialty bicycle retailers overseas. During fiscal 2001, 2000 and 1999, Cannondale Europe accounted for 39%, 41% and 48%, respectively, of consolidated net sales, while Cannondale Japan accounted for 4%, 5% and 4%, respectively. Cannondale Australia accounted for 2% of consolidated net sales in fiscal 2001 and 2000, and 1% of consolidated net sales in fiscal 1999.

     Motorsports products are not currently available to the international market, however we plan to begin shipping to international dealers in the latter half of fiscal 2002.

     Cannondale Europe. Cannondale Europe, based in Oldenzaal, the Netherlands, was formed in 1989. Cannondale Europe assembles bicycles at its Netherlands facilities using our frames and components, as well as components manufactured by third parties. Cannondale Europe sells bicycles and accessories directly to approximately 1,200 specialty bicycle retailer locations in Austria, Belgium, Denmark, Finland, France, Germany, Italy, Ireland, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom using locally based employee account managers supervised from the Oldenzaal headquarters. Distributors are used in Greece, Hungary, Turkey, Greenland, India, Bulgaria, Andorra, Malta, Estonia, Lithuania and the Czech Republic.

     Cannondale Japan. We formed Cannondale Japan in fiscal 1992 to undertake direct sales to Japanese specialty bicycle retailers. Cannondale Japan, based in Osaka, imports fully-assembled bicycles and a full line of our accessories and various components manufactured by third parties. Cannondale Japan sells bicycles and accessories directly to approximately 300 specialty retailers and sells only accessories to an additional 27 retailers.

     Cannondale Australia. In July 1996, Cannondale Australia purchased substantially all the assets of Beaushan Trading Pty Limited, an Australian bicycle distribution company, to undertake direct sales to Australian and New Zealand specialty bicycle retailers. Cannondale Australia, based in Sydney, imports fully-assembled bicycles and a full line of our accessories and various components manufactured by third parties. Cannondale Australia sells bicycles and accessories directly to approximately 200 specialty retailers.

  SUPPLIERS.

     We source material and components on a global basis in order to keep pricing and availability at stable levels. We have developed strong relationships with vendors who have a proven track record in their markets. We have few long-term agreements with our major suppliers. Aluminum tubing, the primary material employed in our manufacturing operations for our bicycles and motorsports products, is available from a number of domestic suppliers. We had a supply agreement for aluminum tubing which expired on June 30, 2001. We believe that the termination of this agreement will not have a significant impact on the availability of aluminum tubing, as the supply is currently strong and we also utilize other aluminum suppliers. Purchases from Japanese component manufacturers are made through Cannondale Japan. Our largest component supplier is Shimano, which was the source of approximately 20% of our total bicycle raw material inventory purchases in fiscal 2001. Although we have established close relationships with the principal suppliers of our materials and components, we believe that our future success depends upon our ability to maintain flexible relationships.

  PATENTS AND TRADEMARKS.

     We hold 42 United States patents relating to various products, processes or designs with expiration dates ranging from 2001 to 2017. We focus on obtaining patent protection for our core technologies and seek broad coverage to protect our position in the industry. We believe that our patented technology is a reflection of our success in product innovation and that, collectively, our patents enhance our ability to compete. However, in light of the nature of innovation in the bicycle and motorsports industries, we do not believe that the loss of any one of our patents, or the expiration of any of our current patents, would have a material adverse effect on our business or results of operations.

     We hold numerous United States trademarks, covering the CANNONDALE, CODA and HeadShok names and the names of a variety of products and components. The CANNONDALE and CODA trademarks are also registered in our significant foreign markets. We believe a significant competitive factor for us is the strong brand name recognition of our CANNONDALE trademarks in the bicycle and accessory markets. We also believe that our strong brand name will have a favorable effect on our presence within the motorsports market.

  SEASONALITY.

     Our business is seasonal due to consumer spending patterns, which in turn affect retailer delivery preferences. These patterns historically resulted in significantly stronger operating results in the third and fourth fiscal quarters (January through June). During fiscal 2001, 2000 and 1999, our operating results have deviated from this historical pattern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Selected Quarterly Financial Data; Seasonality" included in Part II, Item 7 of this Form 10-K.

  COMPETITION.

     Competition in the high-performance segment of the bicycle industry is based primarily on perceived value, brand image, performance features, product innovation and price. Competition in foreign markets may also be affected by duties, tariffs, taxes and the effect of various trade agreements, import restrictions and exchange rates. The worldwide market for bicycles and accessories is extremely competitive, and we face competition from a number of manufacturers in each of our product lines. A number of our competitors are larger and have greater resources than us. We compete on the basis of the breadth and quality of our product line, the development of an effective specialty retailer network and our brand recognition.

     The motorsports market is also highly competitive. Our principal competitors are foreign manufacturers that have financial resources substantially greater than ours. These competitors also have established manufacturing capabilities, substantial diversification, and established brand recognition. As a result of these factors, we can give no assurance that we will successfully penetrate the motorsports market.

  RESEARCH AND DEVELOPMENT.

     Our bicycle research and development efforts are directed toward the creation of new and innovative products, and the improvement of existing designs. We continuously strive to make our bicycles lighter, stronger, faster and more comfortable. Our research and development group focuses on designing and delivering innovative products in order to position Cannondale as an innovation leader. Our research and development efforts are assisted by our sponsored race teams, particularly the Volvo/Cannondale mountain bike racing team, which provides significant feedback on product design, performance and durability.

     Our research and development efforts have resulted in design and production systems that allow us to compress the time between concept and production. We believe that our research and development efforts have benefited from efficiencies realized through the use of computer-aided design tools and increased integration of the design and production processes. In addition, our collaboration with our racing teams has led to the development of several competitive new products, including new generations of CAAD (Cannondale Advanced Aluminum Design) road and mountain bicycle frames, the HeadShok Lefty fork and the

Scalpel(TM), as well as the continuous refinement of our existing products. During fiscal years 2001, 2000 and 1999, we invested approximately $2.9 million, $3.8 million and $4.3 million, respectively, in bicycle research and development activities.

     Our research and development group has leveraged our core competencies as a technology leader of frame and suspension products in the bicycle industry in the development of an innovative frame and suspension system for our motorsports products. We use our proprietary 432cc four-stroke engine, manufactured at our motorsports production facility in Bedford, Pennsylvania, in both our motorcycles and ATVs. We apply the design, testing and production techniques used in our bicycle product line to the development of new and innovative motorsports-related products. We invested approximately $3.7 million, $4.7 million and $5.9 million into research and development of our motorsports products during fiscal years 2001, 2000 and 1999, respectively.

     The development of the motorsports and bicycle-related innovations exemplify our commitment to continuously invest in developing design, product and process technologies to differentiate Cannondale from our competition. We invested approximately $6.6 million, $8.5 million and $10.2 million into research and development of both bicycle and motorsports products during fiscal years 2001, 2000 and 1999, respectively.

  ENVIRONMENTAL MATTERS.

     We are subject to all applicable foreign, federal, state and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment. We do not believe that compliance with these regulations has an adverse effect upon our business.

     A portion of our Bedford, Pennsylvania property acquired in 1992 was the subject of a groundwater monitoring program, stemming from the removal of certain underground storage tanks prior to our acquisition of the property. We received a waiver from the Department of Environmental Protection that provided for the cessation of this program. During the program, the sampling results indicated no groundwater contamination. In the unanticipated event that the situation surrounding this matter changes, and conditions requiring remediation are discovered, the costs of such remediation could have a material adverse effect on our financial condition and results of operations.

  EMPLOYEES.

     As of June 30, 2001, Cannondale U.S. employed 773 full-time employees, Cannondale Europe employed 130 full-time employees, Cannondale Japan employed 14 full-time employees, and Cannondale Australia employed 6 full-time employees.

  FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     Please refer to Note 13 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

ITEM 2.  PROPERTIES.

     Our corporate headquarters and research and development facility is located in Bethel, Connecticut. This facility contains 32,500 square feet on a five-acre site. We partially financed the cost of the facility with a loan ($1.6 million) from the Connecticut Development Authority. The loan extends to February 2008 and is secured by the facility.

     We have a facility in Bedford, Pennsylvania for the production of our bicycles and some of our bicycle-related products. This Bedford plant contains 289,000 square feet on 23 acres. In addition to production, we use this facility to house our customer service department and provide additional space for warehousing and future expanded production. In connection with the financing of the facility, the site is held in the names of local development agencies and is occupied by us pursuant to installment sales agreements. We make monthly payments that will fully amortize the financing from the local agencies and additional financing provided by the Pennsylvania Industrial Development Authority ("PIDA"). Upon final amortization (the year 2013), title to the property will be conveyed to us and PIDA's mortgages on the property will be released.

     We also have a second facility in Bedford, Pennsylvania to house production of our motorsports products and to provide additional warehousing space. This facility contains 100,000 square feet on 23.9 acres. The cost of this facility was $6.3 million, which we partially financed with a loan ($1.0 million) from PIDA. Upon final amortization (the year 2015), PIDA's mortgage on the property will be released.

     Cannondale Europe owns a 30,000 square foot facility in Oldenzaal, the Netherlands, which houses administrative and sales offices, a bicycle assembly plant and warehouse. This building is partially secured by a $1.7 million mortgage, and contains additional space for further expansion. In addition, Cannondale Europe leases a 25,000 square foot facility used for warehousing. Cannondale Japan and Cannondale Australia lease a total of 5,940 and 2,500 square feet of office and warehouse space, respectively.

     We believe that our present facilities are in good condition and will be suitable for our operations. We believe our facilities provide sufficient capacity to meet our anticipated requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     We currently and from time to time are involved in product liability lawsuits and other litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our results of operations, cash flows or financial condition. However, due to the inherent uncertainty of litigation, we can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of stockholders during the fourth quarter of our 2001 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information concerning our executive officers and other key members of management follows:

              NAME                AGE                     POSITION
              ----                ---                     --------
Joseph S. Montgomery............  61     Chairman, President, Chief Executive
                                         Officer, Director
William A. Luca.................  58     Vice President of Finance, Treasurer,
                                         Chief Financial Officer, Chief Operating
                                         Officer, Director
Daniel C. Alloway...............  42     Vice President of Sales, Director
Leonard J. Konecny..............  58     Vice President of Purchasing
John P. Moriarty................  57     Assistant Treasurer and Assistant
                                         Secretary, Chief Accounting Officer
Michael T. Dower................  49     Vice President of Information Technology
Mark A. Charpentier.............  40     Vice President

     JOSEPH S. MONTGOMERY founded Cannondale in 1971 and has been our Chairman, President and Chief Executive Officer and a director since inception. Mr. Montgomery is the father of James Scott Montgomery, who is also a director of Cannondale.

     WILLIAM A. LUCA joined us in January 1994 as Vice President of Finance, Treasurer and Chief Financial Officer. During 2000, he was appointed as our Chief Operating Officer. Prior to joining us, he served as a management consultant from 1989 to 1993, including consulting for us between August and December 1993. From 1980 to 1989, Mr. Luca was employed by Dual-Lite, Inc., a manufacturer of emergency lighting systems, as Chief Financial Officer (1980 to 1983), President and Chief Operating Officer (1983 to 1986) and President and Chief Executive Officer (1986 to 1989). Mr. Luca was appointed a director of Cannondale in August 1994.

     DANIEL C. ALLOWAY has held a number of positions since joining us in 1982, including Vice President of Sales (November 1998 to the present), Vice President of Sales-United States and Vice President of European Operations (1994 to 1998), Managing Director of Cannondale Europe (1992 to 1994), Director of Sales and Marketing (1990 to 1992) and National Sales Manager (1987 to 1990). Mr. Alloway was appointed a director of Cannondale in June 1998.

     LEONARD J. KONECNY joined us in 1994 as Vice President of Purchasing. From 1988 to 1994, he was Director of Materials for General Signal Building Systems (Dual-Lite and Edwards divisions), responsible for the materials and purchasing functions.

     JOHN P. MORIARTY joined us in 1993 as Assistant Treasurer and Chief Accounting Officer. From 1990 to 1993, he was Controller of Cuno, Inc., a manufacturer of fluid filtration products. Between 1981 and 1989, he was employed by Dual-Lite, Inc., as Vice President-Finance (1983 to 1989) and Controller (1981 to 1983).

     MICHAEL T. DOWER joined us in 1992 as a Programmer/Analyst. He was appointed the Director of Information Technology in 1994 and currently serves as the Vice President of Information Technology. Prior to joining us, he worked as an independent information technology consultant for 10 years. Mr. Dower was appointed as our Vice President of Information Technology in September 1999.

     MARK A. CHARPENTIER has held several positions since joining us in 1983, including National Sales Coordinator (1998 to 2000), National Sales Manager (1995 to 1998), Director of Sales (1993 to 1995), and Midwest Region Sales Manager (1987 to 1993). Mr. Charpentier was appointed as our Vice President in July 2000.

     Each of our officers is appointed by and serves at the pleasure of our Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been traded on the Nasdaq National Market since November 16, 1994, under the symbol BIKE. The following table sets forth, for the periods indicated, the high and low bid prices per share for our common stock, as reported by the Nasdaq National Market.

                                                               HIGH      LOW
                                                              ------    -----
FISCAL 2001
  First Quarter (7/2/00 to 9/30/00).........................  $ 6.75    $5.28
  Second Quarter (10/1/00 to 12/30/00)......................    5.34     3.56
  Third Quarter (12/31/00 to 3/31/01).......................    5.63     3.63
  Fourth Quarter (4/1/01 to 6/30/01)........................    4.40     3.05
FISCAL 2000
  First Quarter (7/4/99 to 10/2/99).........................   11.75     8.31
  Second Quarter (10/3/99 to 1/1/00)........................    9.06     5.88
  Third Quarter (1/2/00 to 4/1/00)..........................    8.75     6.16
  Fourth Quarter (4/2/00 to 7/1/00).........................    7.75     6.38

     As of September 19, 2001, there were approximately 439 stockholders of record of our common stock.

     We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We have certain financing agreements which limit the payment of dividends.

     In April 2001, we sold an aggregate of $4.0 million of convertible subordinated debentures to two individual investors, Joseph Montgomery, our Chairman, President and Chief Executive Officer, and James Pyne, an unrelated third party investor. The $2.0 million debenture issued to Mr. Montgomery is due June 28, 2005 and is convertible into shares of our common stock at an initial conversion price of $4.50 per share. Mr. Montgomery may convert this debenture once the $2.0 million subordinated debenture issued to Mr. Pyne is no longer outstanding (whether by conversion, redemption, payment in full of the principal sum, or otherwise). The $2.0 million debenture issued to Mr. Pyne is due April 28, 2004 and is immediately convertible into shares of our common stock at an initial conversion price of $3.75 per share. Based on the initial conversion prices, the debentures are convertible into an aggregate of 977,777 shares of our common stock. The holders of the debentures are entitled to certain registration rights with respect to our common stock into which the debentures are convertible. Both debentures bear interest at an annual rate of 8%.

     The issuance of the convertible debentures was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

     We derived the following summary data from our Consolidated Financial Statements. You should read the following information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes, which appear elsewhere in this Form 10-K.

                                    TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS
                                   ENDED JUNE 30,    ENDED JULY 1,    ENDED JULY 3,    ENDED JUNE 27,   ENDED JUNE 28,
                                        2001              2000             1999             1998             1997
                                   ---------------   --------------   --------------   --------------   --------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales(1).....................     $146,791          $162,450         $178,765         $173,819         $164,309
Cost of sales....................      110,823           112,100          114,627          110,113          101,334
                                      --------          --------         --------         --------         --------
Gross profit.....................       35,968            50,350           64,138           63,706           62,975
                                      --------          --------         --------         --------         --------
Expenses:
  Selling, general and
    administrative(1)............       36,273            41,649           42,545           41,684           37,520
  Research and development.......        6,639             8,470           10,222            6,750            3,576
                                      --------          --------         --------         --------         --------
Total operating expenses.........       42,912            50,119           52,767           48,434           41,096
                                      --------          --------         --------         --------         --------
Operating income (loss)..........       (6,944)              231           11,371           15,272           21,879
                                      --------          --------         --------         --------         --------
Other income (expense):
  Interest expense...............       (6,738)           (6,308)          (4,557)          (1,995)          (1,574)
  Other income...................          346             1,883            1,160              653              843
                                      --------          --------         --------         --------         --------
                                        (6,392)           (4,425)          (3,397)          (1,342)            (731)
                                      --------          --------         --------         --------         --------
Income (loss) before income taxes
  and extraordinary item.........      (13,336)           (4,194)           7,974           13,930           21,148
Income tax (expense) benefit.....       (6,431)            1,902           (2,051)          (4,578)          (7,642)
                                      --------          --------         --------         --------         --------
Income (loss) before
  extraordinary item.............      (19,767)           (2,292)           5,923            9,352           13,506
Extraordinary loss(2)............         (552)             (234)              --               --               --
                                      --------          --------         --------         --------         --------
Net income (loss)................     $(20,319)         $ (2,526)        $  5,923         $  9,352         $ 13,506
                                      ========          ========         ========         ========         ========
BASIC EARNINGS (LOSS) PER COMMON
  SHARE:(3)
Income (loss) before
  extraordinary item.............     $  (2.63)         $  (0.31)        $   0.79         $   1.11         $   1.56
Net income (loss)................     $  (2.70)         $  (0.34)        $   0.79         $   1.11         $   1.56
Weighted-average common shares...        7,522             7,497            7,518            8,442            8,638
DILUTED EARNINGS (LOSS) PER
  COMMON SHARE:(3)
Income (loss) before
  extraordinary item.............     $  (2.63)         $  (0.31)        $   0.77         $   1.08         $   1.51
Net income (loss)................     $  (2.70)         $  (0.34)        $   0.77         $   1.08         $   1.51
Weighted-average common shares
  and common equivalent shares
  outstanding....................        7,522             7,497            7,686            8,682            8,916

                                      JUNE 30,          JULY 1,          JULY 3,          JUNE 27,         JUNE 28,
                                        2001              2000             1999             1998             1997
                                   ---------------   --------------   --------------   --------------   --------------
BALANCE SHEET DATA:
Working capital..................     $ 56,574          $ 75,456         $ 74,894         $ 78,975         $ 77,196
Total assets.....................      127,791           164,907          162,379          152,277          127,284
Total long-term debt, excluding
  current portion................       48,434            63,363           55,997           40,352           20,319
Total stockholders' equity.......       49,055            70,686           75,010           78,238           81,621

---------------
(1) Fiscal 1997 - 2000 amounts have been restated in accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs."

(2) Extraordinary loss consists of the costs relating to early extinguishment of debt, net of applicable tax benefit.

(3) No cash dividends were declared or paid on the common stock during any of these periods.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS.

     The following table presents statement of operations data as a percentage of net sales:

                                                                      FISCAL
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   75.5     69.0     64.1
                                                              -----    -----    -----
Gross profit................................................   24.5     31.0     35.9
                                                              -----    -----    -----
Expenses:
  Selling, general and administrative.......................   24.7     25.6     23.8
  Research and development..................................    4.5      5.2      5.7
          Total operating expenses..........................   29.2     30.8     29.5
                                                              -----    -----    -----
Operating income (loss).....................................   (4.7)     0.2      6.4
                                                              -----    -----    -----
Other income (expense):
  Interest expense..........................................   (4.6)    (3.9)    (2.5)
  Other income..............................................    0.2      1.1      0.6
                                                              -----    -----    -----
                                                               (4.4)    (2.8)    (1.9)
                                                              -----    -----    -----
Income (loss) before income taxes and extraordinary item....   (9.1)    (2.6)     4.5
Income tax (expense) benefit................................   (4.3)     1.2     (1.2)
                                                              -----    -----    -----
Income (loss) before extraordinary item.....................  (13.4)    (1.4)     3.3
Extraordinary loss, net of tax benefit......................   (0.4)    (0.2)      --
                                                              -----    -----    -----
Net income (loss)...........................................  (13.8)%   (1.6)%    3.3%
                                                              =====    =====    =====

  COMPARISON OF FISCAL 2001, 2000 AND 1999.

     Net Sales. Our net sales decreased to $146.8 million in fiscal 2001, from $162.5 million in fiscal 2000 and $178.8 million in fiscal 1999. For fiscal 2001, our net sales were negatively affected by approximately $8.1 million related to foreign exchange fluctuations, primarily resulting from the weakened Euro against the U.S. dollar. Additionally, the decrease in net sales for fiscal 2001 compared to fiscal 2000 reflected dealers' cautious buying patterns relating to the weakening U.S. economy as well as adverse weather conditions. These reductions were partially offset by approximately $5.3 million in motorsports shipments, as fiscal 2001 saw the commercial introduction of our FX400 ATVs and the Cannibal ATVs. The decrease in net sales during fiscal 2000 was primarily attributable to the impact of dealer inventory adjustments in the European market and the resulting changes in seasonality of shipments to European retailers, coupled with the unfavorable effect of foreign exchange fluctuations (approximately $6.7 million). Overall, our rate of sales growth during the past three years has decreased primarily as a result of the reduced growth in the bicycle market and reduction in inventory orders from many of our domestic and international dealers. Independent bicycle dealers have recently experienced an increase in existing inventory levels. The inventory levels of these dealers have been higher than normal due to slower sell-through rates to the end consumer. As a result, the dealers have not ordered new inventory from the bicycle manufacturers in the same quantities as prior years. This slowdown has, in turn, negatively affected our sales volume in both the domestic and international markets. In light of this, we have made an effort to partner ourselves with specialty bicycle retailers capable of achieving growth objectives consistent with ours.

     Cannondale U.S. sales were $80.8 million in fiscal 2001, $85.0 million in fiscal 2000 and $82.7 million in fiscal 1999. Net sales reported by Cannondale Europe decreased to $57.5 million in fiscal 2001 from $66.9 million in fiscal 2000 and $86.3 million in fiscal 1999; the significant decrease in Cannondale Europe's net sales during fiscal 2001 and 2000 resulted from the unfavorable foreign exchange impacts of the weakened Euro against the U.S. dollar, as mentioned above, coupled with the dealer inventory adjustments. Net sales of Cannondale Japan decreased to $5.7 million in fiscal 2001 from $7.4 million in fiscal 2000 and $7.1 million in fiscal 1999; this decrease was primarily attributable to the downturn of the Japanese economy during fiscal 2001, coupled with the unfavorable foreign exchange impact of the weakened yen against the U.S. dollar. Net sales of Cannondale Australia decreased slightly to $2.8 million in fiscal 2001 from $3.2 million in fiscal 2000 compared to $2.7 million in fiscal 1999, primarily as a result of foreign exchange fluctuations.

     Gross Profit. Gross profit as a percentage of net sales decreased to 24.5% in fiscal 2001 from 31.0% in fiscal 2000 and 35.9% in fiscal 1999. The reduction in the gross profit rates in fiscal 2001 was primarily attributable to the motorsports production start-up costs, which were not proportionately offset by revenues. Additionally, gross profit was negatively affected by approximately $2.4 million resulting from foreign exchange fluctuations. The reduction in the gross profit in fiscal 2000 reflects a less favorable sales mix between the domestic market and the international market, where we typically achieve a higher gross profit rate. Additionally, the strengthening of the Japanese yen during fiscal 2000 compared to the U.S. dollar and the Euro negatively affected the cost of components from Japanese suppliers, thus reducing the gross profit percentage. Furthermore, the production start-up costs of the motorsports products contributed to the lower gross profit rates in fiscal 2000 as such costs were not proportionately offset by revenues.

     Operating Expenses. Selling, general and administrative expenses decreased to $36.3 million in fiscal 2001 from $41.6 million in fiscal 2000 and $42.5 million in fiscal 1999. The decrease in selling, general and administrative expenses in fiscal 2001 from fiscal 2000 primarily reflects our continued cost-reduction programs, coupled with reductions in expenses directly related to sales levels, such as advertising, product liability insurance, and bad debt expense. Additionally, selling, general and administrative expenses were favorably impacted by approximately $1.4 million relating to foreign currency fluctuations. The decrease in selling, general and administrative expenses in fiscal 2000 compared to fiscal 1999 reflects the reductions in expenses directly related to sales levels, such as freight, advertising, and travel, coupled with the effect of the weakening of the Euro compared to the U.S. dollar. As a percentage of net sales, selling, general and administrative expenses were 24.7% in fiscal 2001, 25.6% in fiscal 2000 and 23.8% in fiscal 1999. The fiscal 2001 decrease from fiscal 2000 in the percentage of selling, general and administrative expenses to net sales is a result of the cost reductions and foreign exchange impact discussed above.

     Research and development expenses decreased to $6.6 million in fiscal 2001 from $8.5 million in fiscal 2000 and $10.2 million in fiscal 1999. The decrease in research and development expenses during fiscal 2001 reflects the completion of the development stage of our ATVs, coupled with the timing of bicycle research and development projects. The decrease in fiscal 2000 research and development expenses reflects the completion of the development stage of our MX400 motorcycle, which had commenced in fiscal 1998 and continued through fiscal 1999. We invested approximately $3.7 million, $4.7 million and $5.9 million in research and development for our motorsports products during fiscal 2001, 2000 and 1999, respectively. The integration of our sponsored race teams, in particular the Volvo/Cannondale mountain bike racing team and the Saeco/ Valli&Valli road racing team, into our research and development efforts continued to be a significant aspect of our investment during fiscal 2001. We use our race teams for regular testing of both prototype and finished production models.

     Interest Expense. Interest expense increased to $6.7 million in fiscal 2001 from $6.3 million in fiscal 2000 and $4.6 million in fiscal 1999. The increase in interest expense during fiscal 2001 primarily resulted from the $400,000 beneficial conversion charge recorded in conjunction with the issuance of a subordinated convertible debenture to a third party investor (see Note 5 in the Notes to the Consolidated Financial Statements). Although average interest rates were higher for the majority of fiscal 2001 compared to fiscal 2000, average debt levels were lower because of the paydown of $12.0 million in long-term debt using the proceeds from the repayment of the note from Joseph Montgomery. The increase in interest expense during fiscal 2000 compared to fiscal 1999 reflects higher interest rates and debt levels associated with our continued investment in the motorsports product development. Interest expense incurred in fiscal 2001, 2000 and 1999 as a result of the $12.0 million loan to Joseph Montgomery was offset by interest charged to him, which is recorded in other income (expense) in the Consolidated Statement of Operations.

     Other Income (Expense). Other income primarily consisted of finance charges relating to accounts receivable, which totaled $335,000, $396,000 and $529,000 for fiscal 2001, 2000 and 1999, respectively; foreign currency gains (losses) of ($611,000), $169,000 and ($78,000) for fiscal 2001,
2000 and 1999, respectively; and interest income of $541,000, $1,105,000 and $804,000 in fiscal 2001, 2000 and 1999, respectively, from the loan to Joseph Montgomery.

     Income Tax (Expense) Benefit. We recorded income tax expense of approximately $12.9 million during fiscal 2001 as a result of a deferred tax asset valuation (see Note 6 in the Notes to the Consolidated Financial Statements). Although we ultimately expect to realize our net deferred tax assets in future years, Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that we establish a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. Prior to the recognition of the deferred tax asset valuation allowance, we recorded an income tax benefit of approximately $6.5 million resulting from our operating losses for the year. We recorded an income tax benefit of $1.9 million in the prior year as a result of the fiscal 2000 net loss, compared to the income tax expense of $2.1 million recorded for fiscal 1999.

     Extraordinary Loss. In December 2001, we used the proceeds from the repayment of the note from Joseph Montgomery to pay down $12.0 million in long-term debt; accordingly, we recorded an extraordinary loss of $552,000 relating to the write-off of certain deferred financing costs. In June 2000, we used the proceeds of new financing arrangements to retire our prior credit facility. We recorded an extraordinary loss, net of tax benefit, of $234,000 which was comprised of the write-off of net deferred financing costs (approximately $1,122,000) offset by realized gains on the settlement of foreign-denominated debt (approximately $325,000) and interest rate swap agreements (approximately $420,000).

  SELECTED QUARTERLY FINANCIAL DATA; SEASONALITY.

     The following table presents selected unaudited quarterly data for the two most recent fiscal years. We prepared this information on a basis consistent with our audited consolidated financial statements. We included all adjustments (consisting of normal recurring accruals) that we considered necessary for a fair presentation of our quarterly results. Our operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                     FOR THE QUARTER ENDED
                               --------------------------------------------------------------------------------------------------
                               JUNE 30,   MARCH 31,   DECEMBER 30,   SEPTEMBER 30,   JULY 1,   APRIL 1,   JANUARY 1,   OCTOBER 2,
                                 2001       2001          2000           2000         2000       2000        2000         1999
                               --------   ---------   ------------   -------------   -------   --------   ----------   ----------
                                                                          (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales(1).................  $42,781     $32,636      $ 34,687        $36,687      $44,057   $40,308     $41,612      $36,473
Cost of sales................   33,734      25,895        24,469         26,725       30,469    27,233      28,662       25,736
                               -------     -------      --------        -------      -------   -------     -------      -------
Gross profit.................    9,047       6,741        10,218          9,962       13,588    13,075      12,950       10,737
                               -------     -------      --------        -------      -------   -------     -------      -------
Expenses:
  Selling, general and
    administrative(1)........    8,998       9,005         8,801          9,469       11,165    10,607      10,065        9,812
  Research and development...    1,222       1,500         1,955          1,962        1,849     2,432       1,765        2,424
                               -------     -------      --------        -------      -------   -------     -------      -------
Total operating expenses.....   10,220      10,505        10,756         11,431       13,014    13,039      11,830       12,236
                               -------     -------      --------        -------      -------   -------     -------      -------
Operating income (loss)......   (1,173)     (3,764)         (538)        (1,469)         574        36       1,120       (1,499)
Other expense................   (1,548)     (1,685)       (1,645)        (1,514)      (1,385)   (1,370)       (849)        (821)
                               -------     -------      --------        -------      -------   -------     -------      -------
Income (loss) before income
  taxes and extraordinary
  item.......................   (2,721)     (5,449)       (2,183)        (2,983)        (811)   (1,334)        271       (2,320)
Income tax (expense)
  benefit....................      (48)         98        (7,836)         1,356          112       572         383          835
                               -------     -------      --------        -------      -------   -------     -------      -------
Income (loss) before
  extraordinary item.........   (2,769)     (5,351)      (10,019)        (1,627)        (699)     (762)        654       (1,485)
Extraordinary loss, net of
  tax benefit................       --          --          (552)            --         (234)       --          --           --
                               -------     -------      --------        -------      -------   -------     -------      -------
Net income (loss)............  $(2,769)    $(5,351)     $(10,571)       $(1,627)     $  (933)  $  (762)    $   654      $(1,485)
                               =======     =======      ========        =======      =======   =======     =======      =======

                                                                     FOR THE QUARTER ENDED
                               --------------------------------------------------------------------------------------------------
                               JUNE 30,   MARCH 31,   DECEMBER 30,   SEPTEMBER 30,   JULY 1,   APRIL 1,   JANUARY 1,   OCTOBER 2,
                                 2001       2001          2000           2000         2000       2000        2000         1999
                               --------   ---------   ------------   -------------   -------   --------   ----------   ----------
                                                                          (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings (loss) per
  share before extraordinary
  item.......................  $ (0.37)    $ (0.71)     $  (1.34)       $ (0.22)     $ (0.09)  $ (0.10)    $  0.09      $ (0.20)
Basic earnings (loss) per
  share......................  $ (0.37)    $ (0.71)     $  (1.41)       $ (0.22)     $ (0.12)  $ (0.10)    $  0.09      $ (0.20)
Diluted earnings (loss) per
  share before extraordinary
  item.......................  $ (0.37)    $ (0.71)     $  (1.34)       $ (0.22)     $ (0.09)  $ (0.10)    $  0.09      $ (0.20)
Diluted earnings (loss) per
  share......................  $ (0.37)    $ (0.71)     $  (1.41)       $ (0.22)     $ (0.12)  $ (0.10)    $  0.09      $ (0.20)

---------------
(1) Fiscal 2000 amounts have been restated in accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs."

     Our results fluctuate from quarter to quarter principally as a result of a number of factors, including product mix, the timing and number of new retailer openings, the timing of shipments and new product introductions and the effect of adverse weather conditions on consumer purchases. In addition, our business is seasonal due to consumer spending patterns, which in turn affect dealer delivery preferences. These patterns have historically resulted in more shipments and significantly stronger results in our third and fourth fiscal quarters (January through June). For fiscal 2001, 2000 and 1999, our operating results deviated from this historical pattern. For fiscal 2001, the downturn of both the domestic and international economies, as well as the adverse weather conditions during the majority of the second and third fiscal quarters, caused the deviation from this historical pattern. For fiscal 2000, the inventory reduction by our international dealers was a significant cause of the variation in the historical pattern of stronger sales in our third and fourth fiscal quarters. The third and fourth fiscal quarters together accounted for 51% and 52% of our total net sales in fiscal 2001 and 2000, respectively. As a result of the change in dealer delivery preferences, we expanded our ARP at the end of fiscal 1999. Under the expanded ARP, our sales force formulates a delivery plan with our retailers, typically based upon historical delivery information, that conforms with the retailers' growth objectives and their inventory needs. This program incorporates freight and pricing discounts as incentives for the retailers to achieve their growth objectives formulated together by the retailers and our sales force. We believe that the expanded ARP allows us to maximize the competitive advantage of our flexible domestic manufacturing capabilities, which in turn provides us with the ability to meet changes in market trends and demand rapidly.

  LIQUIDITY AND CAPITAL RESOURCES.

     Our primary sources of working capital over the past three years have been borrowings under our revolving credit facilities.

     In June 2000, we entered into a five year secured credit facility in the amount of $60.0 million with The CIT Group/Business Credit Inc. as the administrative and collateral agent. The secured facility consists of a revolving line of credit and a term loan. The outstanding amount of the revolving line of credit is limited to the lesser of $45.0 million or a percentage of eligible receivables and inventories. At June 30, 2001 and July 1, 2000, the remaining availability under the revolving line of credit was approximately $7.9 and $11.9 million, respectively. The term loan, initially in the amount of $15.0 million, amortizes in 19 consecutive quarterly principal payments of $622,250 each, followed by a final payment of the remaining unamortized principal at maturity. In accordance with the provisions of the secured facility, we paid down the term loan by approximately $2.1 million during fiscal 2001 in conjunction with the full repayment of the note from Joseph Montgomery (see Notes 5 and 15 in the Notes to the Consolidated Financial Statements). The interest rate on the revolving line of credit was 8.25% and 10.5% at June 30, 2001 and July 1, 2000, respectively, and the interest rate on the term loan was 8.75% and 11.0% at June 30, 2001 and July 1, 2000, respectively. Interest on the revolving line of credit and term loan is payable monthly and is computed as the Chase Bank Rate (prime rate) plus an applicable revolver or term loan prime rate margin per annum, or LIBOR (London Interbank Offered Rate) plus the applicable revolver or term loan LIBOR margin per annum. The revolver and term loan margins are based on certain fixed charge coverage ratios, as defined, and range from 0.25% to 1.50% on the prime rate, or 1.75% to 3.00% on the LIBOR. Substantially all Cannondale U.S. assets and the issued and outstanding stock of our subsidiaries collateralize the secured facility. The secured facility requires minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricts the payment of cash dividends.

     In conjunction with the secured facility, we also entered into a three year financing agreement with Ableco Finance LLC during fiscal 2000, which provided for a $15.0 million term loan. Such loan amortizes in four quarterly principal payments of $337,750 each, followed by seven quarterly payments of $500,000 each, and a final payment of the remaining unamortized principal at maturity. In accordance with the provisions of the Ableco agreement, we paid down the term loan by approximately $9.9 million during fiscal 2001 in conjunction with the full repayment of the note from Joseph Montgomery. The interest rate on the term loan at June 30, 2001 and July 1, 2000 was 18.0% and 15.5%, respectively. Such interest, determined on a monthly basis, consists of a reference rate (prime rate), as defined, plus an 8.5% margin; 3.0% of this margin is payable in cash and the remaining 5.5% is capitalized as additional principal of the loan. In June 2000, we issued warrants to Ableco to purchase an aggregate of 393,916 shares of our common stock at a purchase price of $0.01 per share. These warrants could be exercised at any time after June 30, 2001, but prior to June 30, 2005, provided we had not paid or prepaid at least $7.5 million of principal under the term loan by June 30, 2001. The warrants were terminated during fiscal 2001 in conjunction with the early paydown of approximately $9.9 million. The term loan is collateralized by a second security interest in substantially all Cannondale U.S. assets. The Ableco agreement requires minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricts the payment of cash dividends.

     In April 2001, we amended our respective financing agreement with CIT and Ableco, effective as of December 31, 2000, in order to modify certain financial covenants. As a result of these amendments, we are in compliance with all financial covenants of our borrowing facilities. As a condition to entering into these amendments, we were required to receive a cash infusion of at least $7.0 million, of which no more than $3.0 million was to be paid by our foreign subsidiaries. In satisfaction of this condition, Cannondale Europe repaid to Cannondale U.S. $3.0 million of intercompany indebtedness, and we sold an aggregate of $4.0 million of convertible subordinated debentures to two individual investors, including our Chairman, President and Chief Executive Officer, Joseph Montgomery. The $2.0 million debenture issued to Mr. Montgomery is due June 28, 2005 and is convertible into shares of our common stock at an initial conversion price of $4.50 per share. Mr. Montgomery may convert this debenture once the $2.0 million subordinated debenture issued to Mr. Pyne, a third party investor, is no longer outstanding (whether by conversion, redemption, payment in full of the principal sum, or otherwise). The $2.0 million debenture issued to Mr. Pyne is due April 28, 2004 and is immediately convertible into shares of our common stock at an initial conversion price of $3.75 per share. Both debentures bear interest at an annual rate of 8.0%. We applied the proceeds from the cash infusion to the CIT revolving line of credit.

     In February 2000, Cannondale Europe entered into a financing agreement with IFN Finance, B.V. covering receivables from European customers for a period of three years. The available financing is 85% of pledged receivables, subject to a maximum of NLG 40,000,000 (approximately $15.4 million at June 30, 2001). The financing may be in the form of either a current account overdraft or short-term loans. At June 30, 2001, the remaining availability under the IFN agreement was approximately $7.3 million. The interest rate is determined as the sum of the European central bank rate, subject to a minimum of 3.00% per annum, plus a margin of 1.50%; as of June 30, 2001 and July 1, 2000, the interest rate was 6.75%. The pledged receivables are subject to certain conditions, including concentrations from single customers and time outstanding. In addition, the agreement provides for the payment of customary fees on a quarterly basis.

     In February 2000, Cannondale Europe entered into an agreement with ABN AMRO Onroerend Goed Lease en Financieringen B.V. ("ABN Financing") to mortgage its office building and land. The mortgage was in the amount of NLG 2,850,000 (approximately $1.1 million at June 30, 2001), with a five year fixed interest rate of 6.70%, and a variable rate thereafter. This mortgage is in addition to the previous ABN Financing mortgage of NLG 1,535,000 (approximately $592,000 at June 30, 2001), and both mortgages will expire on September 12, 2016. The interest on the previous ABN Financing mortgage is adjusted every three months, subject to a maximum of 7.55%, based upon the European central bank rate. The rate on this mortgage was 7.15% and 7.25% at June 30, 2001 and July 1, 2000, respectively.

     During fiscal 2001, we paid down $12.0 million in long-term debt using the proceeds from the full repayment of the note from Joseph Montgomery. Accordingly, we recorded an extraordinary loss of $552,000 relating to the write-off of certain deferred financing costs.

     During fiscal 2000, we used the proceeds of the CIT, Ableco, and IFN financing arrangements to retire our prior $75.0 million amended and restated multi-currency credit facility. We recorded an extraordinary loss, net of tax benefit, of $234,000 which was comprised of the write-off of net deferred financing costs (approximately $1.1 million) offset by realized gains on the settlement of the foreign-denominated debt (approximately $325,000) and the interest rate swap agreements (approximately $420,000).

     Cannondale Europe and Cannondale Japan each maintain a separate credit facility for short-term borrowings. In January 2000, Cannondale Europe renegotiated certain terms of its multi-currency credit arrangement with ABN AMRO Bank N.V. ("ABN"), which allows Cannondale Europe to borrow up to NLG 12,500,000 (approximately $4.8 million at June 30, 2001) on a short-term basis. This credit arrangement is comprised of an overdraft facility of up to NLG 10,000,000 (approximately $3.9 million at June 30, 2001) and a contingent liability facility for up to NLG 2,500,000 (approximately $965,000 at June 30, 2001). The current interest rate on the overdraft facility is 5.50%, which is comprised of an ABN Euro base rate of 4.00% plus a margin of 1.50%. The minimum interest rate on the overdraft facility is an ABN Euro base rate of 3.00% plus the margin of 1.50%. Borrowings are limited to 50% of the lower of cost or market of on-hand inventory. Cannondale Japan has an unsecured revolving credit facility for up to JPY 155,000,000 (approximately $1.2 million at June 30, 2001) with an interest rate of 3.00%. Approximately $385,000 and $481,000 of principal amount was outstanding under the Dutch and Japanese facilities, respectively, at June 30, 2001, and approximately $1.2 million and $762,000, respectively, was the remaining availability under these facilities at such time. The credit arrangements contain no specific expiration dates, and may be terminated either by Cannondale Europe, Cannondale Japan or the lenders at any time. The Dutch and Japanese facilities are guaranteed by Cannondale U.S.

     Net cash provided by (used in) operating activities was $1.9 million, ($5.9) million and $14.7 million in fiscal 2001, 2000 and 1999, respectively. The net cash provided by operating activities during fiscal 2001 was primarily attributable to the receipt of all interest on the note receivable from Joseph Montgomery. The net cash used in operating activities during fiscal 2000 was primarily attributable to the increase in inventories resulting from the lower sales volume and the motorsports start-up. The increase in cash provided by operating activities in fiscal 1999 was primarily due to a reduction of inventories compared to the end of fiscal 1998 which reflected our effort to maintain inventory levels consistent with our sales levels.

     Capital expenditures were $4.3 million, $6.0 million and $15.3 million in fiscal 2001, 2000 and 1999, respectively. During fiscal 2001, the majority of capital expenditures were for motorsports equipment and tooling. For fiscal 2000, the majority of the expenditures related to motorcycle equipment and tooling ($3.5 million) and computer equipment ($1.3 million). In fiscal 1999, a significant portion of the expenditures related to the construction of the motorsports manufacturing facility and equipment to manufacture the motorcycle ($6.3 million). In fiscal 2000, we obtained $1.0 million of financing from PIDA for our motorsports production facility in Bedford, Pennsylvania. We also received funding in fiscal 1999 ($337,500) from the Department of Economic and Community Development for research and development equipment acquired in conjunction with the new facilities. We obtained $2.0 million of financing from PIDA to fund approximately 40% of the cost for the expansion of our bicycle production facility in Bedford, Pennsylvania, of which $1.6 million was received during fiscal 1998, and the balance was received during the first quarter of fiscal 1999. Additionally, we partially financed the cost of the corporate headquarters and research and development facility with the proceeds from the sale of our previous headquarters facility, and from the Connecticut Development Authority financing of $1.6 million, which we received during fiscal 1998. In connection with our current secured facility with CIT, future annual capital expenditures by Cannondale U.S. were limited to $6.0 million for fiscal 2001, and are limited to $6.0 million for 2002, and $8.0 million thereafter.

     During fiscal 2001, we entered into two sale-leaseback transactions for recently-purchased manufacturing equipment. We recognized no gain or loss on a $421,000 transaction that will result in approximately $152,000 of additional rent expense annually for a three year period. Additionally, we realized a $39,000 gain on a $310,000 transaction in which we received $160,000 and the lender paid the balance of the equipment cost. We deferred this gain, and will amortize it to earnings over the six year term of the lease. This lease will result in approximately $63,000 of additional rent expense annually. Both leases are being accounted for as operating leases.

     During fiscal 2000, we entered into a $960,000 sale-leaseback transaction for manufacturing and research and development equipment from which we received proceeds of $633,000 and the lender paid the balance of the equipment cost. The sale resulted in a $48,000 gain, which was deferred and is being amortized over the seven year term of the lease. The lease provides us with the option to purchase the equipment for 25.46% of the equipment cost on the 85th basic rent date. This lease is being accounted for as an operating lease and will result in rent expense of approximately $141,000 annually.

     During fiscal 1999, we entered into a $2.9 million sale-leaseback transaction for our Cessna Citation Jet aircraft. The sale resulted in a $131,000 gain which was deferred and is being amortized over the five year term of the lease. The lease provides us with the option to terminate the lease before the end of the lease term for predetermined amounts without penalty. At the end of the lease term, we may purchase the aircraft for 90% of its original cost, renew the lease for the then fair market value rental or sell the aircraft to a third party. If the proceeds from the sale of the aircraft are less than 90% of the purchase price, we shall make a final payment in the amount of the deficiency not to exceed 72% of the original cost. The related lease is being accounted for as an operating lease and has resulted in additional rent expense of approximately $273,000 annually.

     During fiscal 1999, we completed the sale of our Philipsburg facility to the Moshannon Valley Development Authority for approximately $1.4 million, an amount which approximated the net book value of the facility. The operations from the Philipsburg facility were moved to the Bedford facility in June 1998.

     During fiscal 1999, we provided Joseph Montgomery, our Chairman, President and Chief Executive Officer, with a loan in the principal amount of $10.0 million for the purchase of certain real property. This loan was combined with a previous loan in the principal amount of $2.0 million which enabled him to meet certain tax obligations in April 1998. The interest rate on the loan was set at the prime rate as published in the Wall Street Journal from time to time, and the loan was secured by a pledge to us of all of the shares of our common stock held by Mr. Montgomery and by a third mortgage on certain real property. We deferred the first interest payment of approximately $900,000 payable by Mr. Montgomery due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery was obligated to sell 75,000 shares of his Cannondale stock per quarter beginning in the third quarter of fiscal 2000, and the net proceeds of such sales were to be remitted to us to pay the deferred interest. The stock selling program by Mr. Montgomery was subject to applicable securities laws and other restrictions which precluded him from selling a total of 75,000 shares per quarter. During the third and fourth quarters of fiscal 2000, Mr. Montgomery sold 98,100 shares of his stock pursuant to the terms of the agreement, thus reducing his deferred interest balance by approximately $614,000. We also deferred the interest payment due August 1, 2000 of approximately $1.1 million until August 28, 2000. At such time, Mr. Montgomery paid $1.4 million to us as full payment of all deferred interest and accrued interest thereon. In December 2000, Mr. Montgomery repaid his entire $12.0 million obligation to us, plus accrued interest of approximately $431,000.

     During fiscal 2001 and 2000, Cannondale Europe remitted dividends totaling approximately $2.3 million and $11.5 million, respectively, to Cannondale U.S. Such funds were used to retire outstanding long-term debt balances.

     In September 1997, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock at an aggregate price not to exceed $20.0 million. In July 1998, our Board of Directors authorized a second stock repurchase program to repurchase up to 1,000,000 shares of our common stock. Under both plans, we can make purchases from time to time in the open market or in private transactions. The repurchase programs can be suspended or discontinued at any time. Our repurchased shares will be available for general corporate purposes, including the issuance upon exercise of stock options. As of July 3, 1999, we had repurchased an aggregate of 1,292,900 shares of our common stock under the programs at a cost of $20.2 million. We have not repurchased any shares of our common stock since such date.

     Inflation is not a material factor affecting our results of operations and financial condition. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

     We expect that cash flows generated by our operations and borrowings under our revolving credit facilities will be sufficient to meet our planned operating and capital requirements for the foreseeable future.

  ACCOUNTING DEVELOPMENTS.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements drastically change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill in a business combination. SFAS No. 142 requires that goodwill and other indefinite lived intangible assets may no longer be amortized but must be reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. We will adopt SFAS No. 142 as of the beginning of fiscal 2002; such adoption is not expected to have a material effect on our operating results or financial position as no impairment charges are foreseeable at this time. The net book value of goodwill as of June 30, 2001 was $215,000.

  THE EURO.

     On January 1, 1999, certain member countries of the European Union adopted the Euro as their common legal currency. Between January 1, 1999 and January 1, 2002, transactions may be conducted in either the Euro or the participating countries' national currency. However, by July 1, 2002, the participating countries will withdraw their national currency as legal tender and complete the conversion to the Euro. We conduct business in Europe and do not expect the conversion to the Euro to have a material adverse effect on our competitive position or consolidated financial position. We have completed the necessary system modifications that allow us to conduct business in both the Euro as well as the participating countries' national currency.

  CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE PERFORMANCE.

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated market performance, planned production and shipping of motorsports products, expected cash needs, availability of additional financing, future compliance with the terms and conditions of financing facilities and similar matters. In addition, the words "anticipate," "project," "plan," "intend," "estimate," "expect," "may," "believe" and similar words are intended to identify the statements that are forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including, but not limited to, those risks and uncertainties discussed below. Readers should not place undue reliance on these forward-looking statements. We do not intend to update information contained in any of our forward-looking statements except as required by law.

     WE HAVE SUFFERED DECREASED SALES AND SUBSTANTIAL NET LOSSES IN RECENT PERIODS AND WE CANNOT PREDICT WHETHER OUR FUTURE OPERATIONS WILL BE
PROFITABLE. Our net sales have decreased from $178.8 million in fiscal 1999 to $162.5 million in fiscal 2000 to $146.8 million in fiscal 2001. In addition, our net income has declined from $5.9 million in fiscal 1999, to a net loss of $2.5 million in fiscal 2000, including the effect of a net extraordinary loss of $234,000, to a net loss of $20.3 million, including the effect of a net extraordinary loss of $552,000 and the effect of a deferred tax asset valuation provision of approximately $12.9 million, in fiscal 2001. Our future level of sales and potential profitability depend on many factors, including our ability to enhance existing products and achieve market acceptance of new products, especially our motorsports products, the effectiveness of our dealer networks and sales teams and various economic conditions and changes affecting discretionary consumer spending. As a result, we can give no assurance that we will experience any significant growth in net sales or that our future operations will return to profitability.

     OUR REVENUES AND EARNINGS COULD CONTINUE TO BE NEGATIVELY AFFECTED IF WE CANNOT ANTICIPATE MARKET TRENDS, ENHANCE EXISTING PRODUCTS AND ACHIEVE MARKET ACCEPTANCE OF NEW PRODUCTS, ESPECIALLY OUR MOTORSPORTS PRODUCTS. Our ability to return to the growth pattern that characterized our operations in prior years is dependent to a large part on our ability to successfully anticipate and respond to changing consumer demands and trends in a timely manner, including the introduction of new or updated products at prices acceptable to customers. While the substantial part of our sales historically has been attributable to mountain and road bikes, we believe that our introduction of our motorsports product lines will provide diversification of our products. Our ability to achieve market acceptance for these products will depend upon our ability to:

     - establish a strong and favorable brand image;

     - establish a reputation for high quality; and

     - continue to develop our network of independent motorsports dealers to sell these products.

     The demand for and market acceptance of our motorsports products are subject to substantial uncertainty. Because the market for our motorsports products is new for us and evolving, we cannot predict the size and future growth rate, if any, of this market. We also can give no assurance that the market for our motorsports products will develop or that large demand for these products will emerge or be sustainable. In addition, we may incur significant costs in our attempt to establish market acceptance for our motorsports products.

     WE FACE SUBSTANTIAL COMPETITION FROM A NUMBER OF MANUFACTURERS IN EACH OF OUR PRODUCT LINES, INCLUDING IN THE MOTORSPORTS MARKET, WHICH WE MAY NOT BE ABLE TO PENETRATE BECAUSE OF THE ESTABLISHED MANUFACTURING CAPABILITIES, MARKET POSITION AND BRAND RECOGNITION OF MANY OF OUR COMPETITORS. The worldwide market for bicycles and accessories is extremely competitive and we face strong competition from a number of manufacturers in each of our product lines. A number of our competitors are larger and have greater resources than we have. Competition in the high-performance segment of the bicycle industry is based primarily on perceived value, brand image, performance features, product innovation and price. Competition in foreign markets may also be affected by duties, tariffs, taxes and the effect of various trade agreements, import restrictions and fluctuations in exchange rates. We may not be successful in the bicycle market if we cannot compete on:

     - the breadth and quality of our bicycle product lines;

     - the continued development and maintenance of an effective specialty bicycle retailer network;

     - brand recognition; and

     - price.

     The motorsports market is also highly competitive. Our principal competitors in this market are foreign manufacturers that have financial resources substantially greater than ours, have established manufacturing capabilities, have established market positions and have strong brand recognition. As a result, we may not be able to penetrate the motorsports market. We may not be successful in the motorsports market if we cannot compete on:

     - the design and production of quality motorcycles and ATVs;

     - the development and maintenance of an effective motorsports retailer network;

     - brand recognition;

     - market presence;

     - timely delivery of motorcycles and ATVs; and

     - price.

     OUR SALES ARE HIGHLY DEPENDENT ON THE EFFECTIVENESS OF OUR DEALER NETWORKS AND SALES TEAMS AND OUR DEALERS MAY NOT GIVE PRIORITY TO OUR PRODUCTS AS COMPARED TO OUR COMPETITORS' PRODUCTS. Sales of our products are made to specialty bicycle and motorsports retailers. Our level of sales depends upon the effectiveness of these dealer networks and our internal sales teams. Most of our dealers offer competitive products manufactured by third parties. Our dealers may not give priority to our products as compared to our competitors' products. In addition, because we have recently entered the motorsports business, we do not yet know how successful our dealers and sales team will be in selling our motorcycles, ATVs and related products over the long term.

     WE RELY ON A SINGLE SUPPLIER FOR MANY OF THE SIGNIFICANT COMPONENTS IN OUR BICYCLE PRODUCTS AND WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO PURCHASE COMPONENTS FROM OUR CURRENT BICYCLE AND MOTORSPORTS SUPPLIERS AT REASONABLE PRICES OR ON A TIMELY BASIS IN THE FUTURE. Our ability to distribute our products on schedule is highly dependent on our timely receipt of an adequate supply of components and materials. Our bicycles, motorcycles and ATVs incorporate numerous components manufactured by other companies. Although there are many suppliers for each of our component parts, we rely on a sole source of supply for many of the significant components in our bicycle products. This reliance involves a number of significant risks, including:

     - temporary unavailability of materials and interruptions in delivery of components and materials from our suppliers;

     - manufacturing delays caused by unavailability or interruptions of components and materials to us; and

     - fluctuations in the quality and the price of components and materials.

     We have few long-term agreements with our component manufacturers, and have no long-term agreement with Shimano, our largest single supplier, or with the suppliers of many of the materials used in the manufacture of our products. As a result, we can provide no guarantee that we will be able to purchase the components and materials we need from our current suppliers at reasonable prices or on a timely basis. Although we believe we have established close relationships with our principal suppliers, our future success will depend upon our ability to maintain flexible relationships with our suppliers or to substitute new suppliers without interruption of supply. The loss of Shimano or certain other key suppliers or delays or disruptions in the delivery of components or materials could have a material adverse effect on our manufacturing operations.

     WE HAVE LIMITED EXPERIENCE WITH MOTORSPORTS PRODUCT MANUFACTURING OPERATIONS. While we believe that we can capitalize on many of our core competencies in producing our motorsports products, we have limited experience in designing and manufacturing motorsports products. This may lead to unforeseen expenses and delays in manufacturing and selling our motorsports products. For example, although we conduct significant testing of our motorsports products, these products could contain unforeseen defects. These defects could result in costly product recalls, product liability claims and damage to our brand name. In addition, we may encounter significant difficulties and incur unforeseen expenses in manufacturing our motorsports products in commercial quantities and on a timely basis.

     OUR PRODUCTS COULD CONTAIN DEFECTS CREATING PRODUCT RECALLS AND WARRANTY CLAIMS THAT COULD MATERIALLY ADVERSELY AFFECT OUR FUTURE SALES AND PROFITABILITY. Our products could contain unforeseen defects. These defects could give rise to product recalls and warranty claims. A product recall could delay or halt production of the affected product until we are able to address the reasons for any defects. Recalls may also have a materially negative effect on our brand image and public perception of the affected product. This could materially adversely affect our future sales. Recalls or other defects would be costly and could require substantial expenditures.

     Unanticipated defects could also result in product liability litigation against us. Given the nature of our products, we have in the past and expect in the future to be subject to potential product liability claims that, in the absence of sufficient insurance coverage, could have a material adverse effect on us. Although we currently maintain liability insurance coverage, this coverage may not be adequate to cover all product liability claims. Any large product liability claim could materially adversely affect our ability to market our products.

     DISCRETIONARY CONSUMER SPENDING MAY AFFECT PURCHASES OF OUR PRODUCTS AND IS AFFECTED BY VARIOUS ECONOMIC CONDITIONS AND CHANGES. Purchases of bicycles and motorsports products, particularly the high-performance models manufactured by us, and our other products are considered discretionary for consumers. Our success will be influenced by a number of economic factors affecting discretionary consumer spending, including:

     - employment levels;

     - business conditions;

     - interest rates;

     - general level of inflation; and

     - taxation rates.

     Adverse economic changes affecting these factors may restrict consumer spending and thereby adversely affect our growth and profitability. For example, we believe that the weakening of the U.S. economy and the related decline in consumer confidence has contributed to the decline in our bicycle sales during fiscal 2001.

     WE ARE SUBJECT TO OPERATIONAL, FINANCIAL, POLITICAL AND EXCHANGE RATE RISKS DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL OPERATIONS AND SALES. A substantial portion of our sales is generated by our foreign subsidiaries. As a result, our operations are subject to risks inherent in international business activities, including:

     - fluctuations in currency exchange rates;

     - shipment delays;

     - difficulties in accounts receivable collections;

     - changes in tariffs and other barriers;

     - unexpected changes in legal and regulatory requirements;

     - political and economic instability;

     - difficulties in staffing and managing international operations; and

     - potentially adverse tax consequences.

     OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND OUR STOCK PRICE MAY BE VOLATILE AS A RESULT. Our quarterly operating results may fluctuate in the future as a result of a number of factors, including:

     - the amount and timing of orders from retailers;

     - the timing and number of new retailer openings;

     - the timing of shipments and new product introductions;

     - the amount and timing of expenditures for key components and materials;

     - the availability of key components and materials;

     - manufacturing delays;

     - seasonal variations in the sale of our products;

     - product mix;

     - pricing changes in our products;

     - the effect of adverse weather conditions on consumer purchases; and

     - general economic conditions.

     As a result, our operating results in any quarter are not necessarily indicative of our results for any future period. In the future, we will likely experience quarterly or annual fluctuations. In one or more future quarters, our operating results may fall below the expectations of public market analysts or investors, and the price of our common stock could decline significantly.

     OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE CANNOT PROTECT OUR PROPRIETARY TECHNOLOGY OR IF WE INFRINGE ON THE PROPRIETARY TECHNOLOGY OF OTHERS. Our proprietary technology aids our ability to compete with other companies in the bicycle and motorsports markets. Although we rely on a combination of patents, trade secrets, know-how, trademarks and non-disclosure agreements to protect our proprietary technology, we may not be able to fully protect our technology or competitive position. Our inability to maintain the proprietary nature of our technologies could negatively affect our revenues and earnings. Further, our competitors may apply for and obtain patents that may restrict our ability to make and sell our products.

     Although we believe our proprietary technology does not infringe on the rights of third parties, we can provide no guarantee that third parties will not assert infringement claims against us in the future. The defense and prosecution of patent suits are both costly and time consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties or require us to cease selling our products.

     WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL DEBT OR EQUITY FINANCING. If we need to seek additional debt or equity financing in the future, we may not be able to obtain sufficient financing on commercially reasonable terms, or at all. If adequate funds are not available when needed on acceptable terms, or at all, we may not be able to take advantage of business opportunities, including further development of our motorsports product lines. In April 2001, we amended the financing agreements with our primary lenders in order to modify certain financial covenants. As a condition to entering into these amendments, we were required to receive a cash infusion of at least $7.0 million, of which no more than $3.0 million was to be paid by our foreign subsidiaries. In satisfaction of this condition, our European subsidiary repaid to us $3.0 in intercompany debt and we sold an aggregate of $4.0 million of convertible debentures to two individual investors. As a result of these amendments, we are currently in compliance with all financial covenants. However, our ability to continue to comply may be affected by events beyond our control, such as various economic conditions and changes adversely affecting discretionary consumer spending. The breach of any of these covenants, unless waived by the lenders, would constitute an event of default under our financing agreements, which would permit our lenders to accelerate the maturity of our debt. We can give no assurance that we would be able to obtain any such waiver on acceptable terms or at all. In addition, our financing agreements also contain covenants that restrict our ability to incur additional indebtedness, which may further limit our ability to obtain any necessary financing in the future.

     WE DEPEND ON OUR KEY PERSONNEL. Our success depends on the efforts of key personnel involved in research and development, marketing, sales, finance and administration. The loss of the services of one or more of these key persons, particularly the loss of the services of Joseph S. Montgomery, our Chairman, President and Chief Executive Officer, could have a material adverse effect on our operations. Our success also depends upon our ability to hire and retain additional qualified research and development, marketing and sales personnel. We may not be able to hire or retain necessary personnel.

     THE DILUTION WHICH MAY RESULT FROM THE CONVERSION INTO SHARES OF COMMON STOCK OF OUR OUTSTANDING CONVERTIBLE DEBENTURES COULD BE SIGNIFICANT. In April 2001, we issued two convertible debentures, each with a principal amount of $2.0 million, to two individual investors. The two debentures are convertible, in whole or in part, at the option of the holders into shares of our common stock at an initial conversion price of $3.75 and $4.50, respectively, or an aggregate of 977,777 shares. We have agreed to register the resale of all 977,777 shares, which means that when a debenture is converted, in whole or in part, the holder may resell the shares received on the conversion in the public market. The conversion of a material portion of these debentures will have a dilutive effect on our existing stockholders.

     THE PROVISIONS OF THE CONVERTIBLE DEBENTURES WOULD SUBJECT OUR STOCKHOLDERS TO FURTHER DILUTION IF WE WERE TO ISSUE COMMON STOCK AT PRICES BELOW THE CONVERSION PRICES IN THE DEBENTURES. In addition to provisions providing for proportionate adjustments in the event of stock splits, stock dividends and similar events, the debentures provide for an adjustment of the applicable conversion prices if we issue shares of our common stock at prices lower than these conversion prices. This means that if we need to raise equity financing at a time when the market price for our common stock is lower than one or both of the applicable conversion prices, then the conversion price of one or both of the debentures will be reduced and the potential dilution to stockholders increased.

     IF THE HOLDERS OF THE CONVERTIBLE DEBENTURES ELECT TO SELL A MATERIAL AMOUNT OF THEIR SHARES OF OUR COMMON STOCK, THE MARKET PRICE OF OUR SHARES MAY DECREASE. It is possible that the holders of the debentures will offer for sale all of the shares issuable upon conversion of the debentures. Further, because it is possible that a significant number of these shares could be sold at one time, those sales could reduce the market price of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to our operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. To address these risks, we enter into various hedging transactions as described below. We do not use financial instruments for trading purposes.

  CREDIT RISKS.

     Our customer base is comprised of specialty bicycle retailers located principally throughout the United States and Europe and specialty motorsports retailers located within the United States. Our net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of our net sales during fiscal 2001, 2000 or 1999. No single customer accounted for more than 5% of our net sales during fiscal 2001, 2000 or 1999. As a result of the seasonality of our business, the payment terms offered to our bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors. For the majority of our motorsports sales, our dealers use a third-party financial services organization to finance their inventory purchases whereby we receive payment from such organization for all motorsports shipments within a specified period of time (not exceeding 60 days), less an interest factor. All other motorsports products are sold with payment terms from 30 to 60 days.

  FOREIGN CURRENCY AND INTEREST RATE RISKS.

     We enter into forward foreign currency contracts to purchase and sell U.S., European, Australian, Canadian and Japanese currencies to reduce exposures to foreign currency risks. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange at maturity various currencies for U.S. dollars and Euros at rates agreed to at the inception of the contracts.

     At June 30, 2001 and July 1, 2000, we had approximately $14.8 million and $3.9 million, respectively, of forward exchange contracts outstanding. Of the total contracts outstanding at June 30, 2001, approximately $7.9 million were designated as effective cash flow hedges. We use forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. As of June 30, 2001, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was six months. The remaining foreign exchange contracts outstanding at June 30, 2001 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

     At June 30, 2001, the fair value of forward foreign currency contracts in gain (i.e. asset) positions was $121,000, and the fair value of forward foreign currency contracts in loss (i.e. liability) positions was

($74,000). These fair values were determined based upon current forward rates applicable to the remaining terms of the forward contracts as of June 30, 2001.

     The following table provides information about our derivative financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt obligations at June 30, 2001.

                           INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                                 (IN THOUSANDS)

                                                                                                                   FAIR VALUE
                                                                                                                   AT JUNE 30,
                                               2002     2003      2004     2005     2006    THEREAFTER    TOTAL       2001
                                              ------   -------   ------   -------   -----   ----------   -------   -----------
LIABILITIES:
Long-term debt, including current portion
  Fixed rate................................  $  354   $   332   $2,334   $ 2,352   $ 339     $2,027     $ 7,738     $ 7,704
  Average interest rate.....................    4.03%     3.98%    7.43%     7.43%   3.78%      3.76%       6.00%
  Variable rate.............................  $4,650   $10,607   $2,663   $25,367   $ 183     $2,230     $45,700     $46,113
  Average interest rate.....................   12.64%     8.99%    8.57%     8.30%   6.02%      6.09%       8.80%

     The following tables summarize information on foreign currency forward exchange agreements which are denominated in currencies other than the functional currency and are sensitive to foreign currency exchange rate changes. For these foreign currency forward exchange agreements, the tables present the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. These notional amounts are used to calculate the contractual payments to be exchanged under the contract.

                   EXPOSURES RELATED TO DERIVATIVE CONTRACTS
                         WITH EURO FUNCTIONAL CURRENCY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
         FORWARD FOREIGN CURRENCY EXCHANGE RATE (EURO/FOREIGN CURRENCY)
                                 (IN THOUSANDS)

                                                                                                                FAIR VALUE
                                                                                                                 AT JUNE
                                                                                                                   30,
                                             2002      2003    2004    2005    2006    THEREAFTER     TOTAL        2001
                                            -------    ----    ----    ----    ----    ----------    -------    ----------
FORWARD CONTRACTS TO SELL FOREIGN CURRENCY
  FOR EUROS:
Norwegian Krona
  Notional amount.........................  $   268    --      --      --      --         --         $   268       $ (2)
  Contract rate...........................   0.1256                                                   0.1256
British Sterling
  Notional amount.........................  $ 2,441    --      --      --      --         --         $ 2,441       $(38)
  Contract rate...........................   1.6307                                                   1.6307
Swiss Franc
  Notional amount.........................  $ 1,910    --      --      --      --         --         $ 1,910       $ (3)
  Contract rate...........................   0.6570                                                   0.6570
FORWARD CONTRACTS TO BUY FOREIGN CURRENCY
  FOR EUROS:
United States Dollar
  Notional amount.........................  $ 2,500    --      --      --      --         --         $ 2,500       $ 45
  Contract rate...........................   1.1622                                                   1.1622
Japanese Yen
  Notional amount.........................  $   802    --      --      --      --         --         $   802       $ 12
  Contract rate...........................   0.0094                                                   0.0094

                   EXPOSURES RELATED TO DERIVATIVE CONTRACTS
                 WITH UNITED STATES DOLLAR FUNCTIONAL CURRENCY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
 FORWARD FOREIGN CURRENCY EXCHANGE RATE (UNITED STATES DOLLAR/FOREIGN CURRENCY)
                                 (IN THOUSANDS)

                                                                                                                FAIR VALUE
                                                                                                                 AT JUNE
                                                                                                                   30,
                                             2002      2003    2004    2005    2006    THEREAFTER     TOTAL        2001
                                            -------    ----    ----    ----    ----    ----------    -------    ----------
FORWARD CONTRACTS TO SELL FOREIGN CURRENCY
  FOR UNITED STATES DOLLARS:
Australian Dollar
  Notional amount.........................  $   700    --      --      --      --         --         $   700       $ 13
  Contract rate...........................   0.5187                                                   0.5187
Canadian Dollar
  Notional amount.........................  $ 2,017    --      --      --      --         --         $ 2,017       $(28)
  Contract rate...........................   0.6507                                                   0.6507
Japanese Yen
  Notional amount.........................  $ 1,680    --      --      --      --         --         $ 1,680       $ 31
  Contract rate...........................   0.0082                                                   0.0082
Euro
  Notional amount.........................  $ 1,633    --      --      --      --         --         $ 1,633       $ 20
  Contract rate...........................   0.8593                                                   0.8593
FORWARD CONTRACTS TO BUY FOREIGN CURRENCY
  FOR UNITED STATES DOLLARS:
Canadian Dollar
  Notional amount.........................  $   531    --      --      --      --         --         $   531       $ (3)
  Contract rate...........................   0.6633                                                   0.6633
Swedish Krona
  Notional amount.........................  $   277    --      --      --      --         --         $   277       $ --
  Contract rate...........................   0.0922                                                   0.0922

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are included herein on pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference to the information appearing under the captions "Item 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement relating to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. The information required by Item 10 regarding executive officers appears under the caption "Executive Officers of the Registrant" in
Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement relating to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement relating to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     The following financial statements and financial statement schedule are filed as part of this report commencing on page F-1 hereof.

(a)(1) FINANCIAL STATEMENTS.

     Index to Consolidated Financial Statements.

     Report of Independent Auditors.

     Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000.

     Consolidated Statements of Operations for the years ended June 30, 2001, July 1, 2000 and July 3, 1999.

     Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, July 1, 2000 and July 3, 1999.

     Consolidated Statements of Cash Flows for the years ended June 30, 2001, July 1, 2000 and July 3, 1999.

     Notes to Consolidated Financial Statements.

(a)(2) FINANCIAL STATEMENT SCHEDULE.

     Schedule II -- Valuation and Qualifying Accounts.

     All other financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) EXHIBITS.

     The following is a list of all exhibits filed as part of this report.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 3.1(a)       Form of Amended and Restated Certificate of Incorporation of
              the Registrant. (Filed as Exhibit 3.2 to the Registrant's
              Registration Statement on Form S-1, Registration No. 33-
              84566).+
 3.1(b)       Certificate of Amendment to Restated Certificate of
              Incorporation, effective as of November 17, 1997. (Filed as
              Exhibit 4.2 to the Registrant's Registration Statement on
              Form S-8, Registration No. 333-40879).+
 3.2          Amended and Restated Bylaws of the Registrant. (Filed as
              Exhibit 3.1 (ii) to the Registrant's Form 10-Q for the
              quarterly period ended March 27, 1999).+
 4.1(a)       Rights Agreement, dated December 22, 1997, between the
              Registrant and BankBoston, N.A., as Rights Agent. (Filed as
              Exhibit 4.1 to the Registrant's Form 8-K filed on December
              23, 1997).+
 4.1(b)       Agreement of Substitution and Amendment of Rights Agreement,
              dated as of May 21, 2001, between the Registrant and
              American Stock Transfer and Trust Company.*
 4.2          1994 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.2 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.3          1994 Management Stock Option Plan, as amended as of February
              5, 1998. (Filed as Exhibit 4.3 to the Registrant's Form 10-K
              for the fiscal year ended June 27, 1998).+
 4.4          1995 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.4 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+
 4.5          1996 Stock Option Plan, as amended as of February 5, 1998.
              (Filed as Exhibit 4.5 to the Registrant's Form 10-K for the
              fiscal year ended June 27, 1998).+

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 4.6          1998 Stock Option Plan. (Filed as Exhibit 4.10 to the
              Registrant's Registration Statement on Form S-8,
              Registration No. 333-72121).+
 4.7          2000 Stock Option Plan. (Filed as Exhibit 4.11 to the
              Registrant's Registration Statement on Form S-8,
              Registration No. 333-55600).+
 4.8          Convertible Debenture Purchase Agreement, dated as of April
              27, 2001, between the Registrant and Joseph S. Montgomery.*
 4.9          8% Convertible Subordinated Debenture due June 28, 2005
              issued to Joseph S. Montgomery.*
 4.10         Convertible Debenture Purchase Agreement, dated as of April
              27, 2001, between the Registrant and James R. Pyne.*
 4.11         8% Convertible Subordinated Debenture due April 28, 2004
              issued to James R. Pyne.*
10.1          Severance Agreement, dated as of February 16, 2000, by and between the Registrant and William A. Luca. (Filed as
              Exhibit 10.1 to the Registrant's Form 10-K for the fiscal
              year ended July 1, 2000).+
10.2          Financing Agreement, dated as of June 27, 2000, by and among the Registrant, the Lenders party thereto, and The CIT
              Group/Business Credit Inc., as Agent. (Filed as Exhibit 10.2
              to the Registrant's Form 10-K for the fiscal year ended July
              1, 2000).+
10.3          First Amendment, Consent and Waiver dated as of April 30,
              2001, to the Financing Agreement by and among the
              Registrant, the Lenders party thereto, and The CIT Group/
              Business Credit Inc., as Agent.*
10.4          Financing Agreement, dated as of June 27, 2000, by and among the Registrant, the Lenders party thereto, and Ableco
              Finance LLC, as Agent.*
10.5          First Amendment, Consent and Waiver dated as of April 30,
              2001, to the Financing Agreement by and among the
              Registrant, the Lenders party thereto, and Ableco Finance
              LLC, as Agent.*
10.6          Employee Patent and Confidential Information Agreement,
              dated August 20, 1982, between the Registrant and Daniel C.
              Alloway. (Filed as Exhibit 10.49 to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-84566).+
10.7          Employment Agreement, dated June 6, 1994, between the
              Registrant and Leonard Konecny. (Filed as Exhibit 10.53 to
              the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.8          Cannondale Corporation 401(k) Profit Sharing Plan. (Filed as
              Exhibit 10.54 to the Registrant's Registration Statement on
              Form S-1, Registration No. 33-84566).+
10.9          Cannondale Corporation Employee Stock Purchase Plan. (Filed
              as Exhibit 10.57 to the Registrant's Registration Statement
              on Form S-1, Registration No. 33-84566).+
10.10         Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Filed as Exhibit 10.60 to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-84566).+
10.11         Change of Control Employment Agreement, dated February 5,
              1998, between the Registrant and William A. Luca. (Filed as
              Exhibit 10.68 to the Registrant's Form 10-Q for the
              quarterly period ended March 28, 1998).+
10.12         Change of Control Employment Agreement, dated February 5,
              1998, between the Registrant and Joseph S. Montgomery.
              (Filed as Exhibit 10.68.1 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.13         Change of Control Employment Agreement, dated February 5,
              1998, between the Registrant and John Moriarty. (Filed as
              Exhibit 10.68.2 to the Registrant's Form 10-Q for the
              quarterly period ended March 28, 1998).+
10.14         Change of Control Employment Agreement, dated February 5,
              1998, between the Registrant and Daniel C. Alloway. (Filed as Exhibit 10.68.3 to the Registrant's Form 10-Q for the
              quarterly period ended March 28, 1998).+

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.15         Cannondale Corporation Change of Control Separation Plan A.
              (Filed as Exhibit 10.68.4 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.16         Cannondale Corporation Change of Control Separation Plan B.
              (Filed as Exhibit 10.68.5 to the Registrant's Form 10-Q for
              the quarterly period ended March 28, 1998).+
10.17         Form of Non-Competition Agreement, dated as of February 5,
              1998, between the Registrant and each of Joseph S.
              Montgomery, William A. Luca and Daniel C. Alloway. (Filed as
              Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended July 1, 2000).+
21            Subsidiaries of the Registrant. (Filed as Exhibit 21 to the
              Registrant's Form 10-K for the fiscal year ended July 3,
              1999).+
23            Consent of Independent Auditors.*
24            Power of Attorney (appears on signature page of this
              report)*

---------------

+ Incorporated by reference.

* Filed herewith.

(b) REPORTS ON FORM 8-K.

     None.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of June 30, 2001 and July 1,
  2000......................................................  F-3
Consolidated Statements of Operations for the years ended
  June 30, 2001, July 1, 2000 and July 3, 1999..............  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 2001, July 1, 2000 and July 3,
  1999......................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 2001, July 1, 2000 and July 3, 1999..............  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cannondale Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cannondale Corporation and subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cannondale Corporation and Subsidiaries as of June 30, 2001 and July 1, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 10, 2001

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JUNE 30, 2001      JULY 1, 2000
                                                              -------------      ------------
ASSETS
Current assets:
  Cash......................................................    $  2,155           $  5,064
  Trade accounts receivable, less allowances of $11,270 and
     $10,076................................................      43,762             50,224
  Inventories...............................................      37,759             40,413
  Prepaid expenses and other current assets.................       2,773              3,300
  Interest receivable from a related party..................          --              1,318
  Deferred income taxes.....................................          --              5,571
                                                                --------           --------
Total current assets........................................      86,449            105,890
Property, plant and equipment, net..........................      35,628             40,114
Notes receivable and advances to related parties............       1,441             13,197
Other assets................................................       4,273              5,706
                                                                --------           --------
Total assets................................................    $127,791           $164,907
                                                                ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 15,351           $ 15,912
  Revolving credit advances.................................         866              2,235
  Income taxes payable......................................         294                307
  Deferred income taxes.....................................          81                 --
  Other accrued expenses....................................       4,110              3,639
  Accrued warranty expense..................................       2,889              2,524
  Payroll and other employee-related benefits...............       1,280              1,240
  Current installments of long-term debt....................       5,004              4,577
                                                                --------           --------
Total current liabilities...................................      29,875             30,434
Long-term debt, less current installments...................      46,434             63,363
Subordinated debenture to a related party...................       2,000                 --
Other noncurrent liabilities................................         427                424
                                                                --------           --------
Total liabilities...........................................      78,736             94,221
                                                                --------           --------
Commitments and contingencies...............................          --                 --
Stockholders' equity:
  Common Stock, $.01 par value:
     Authorized shares -- 40,000,000
     Issued 8,836,264 and 8,808,125 shares..................          88                 88
  Additional paid-in capital................................      58,423             57,935
  Retained earnings.........................................      18,483             38,802
  Less 1,292,900 shares in treasury at cost.................     (20,162)           (20,162)
  Accumulated other comprehensive loss......................      (7,777)            (5,977)
                                                                --------           --------
Total stockholders' equity..................................      49,055             70,686
                                                                --------           --------
Total liabilities and stockholders' equity..................    $127,791           $164,907
                                                                ========           ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                         JUNE 30, 2001    JULY 1, 2000    JULY 3, 1999
                                                         -------------    ------------    ------------
Net sales..............................................    $146,791         $162,450        $178,765
Cost of sales..........................................     110,823          112,100         114,627
                                                           --------         --------        --------
Gross profit...........................................      35,968           50,350          64,138
                                                           --------         --------        --------
Expenses:
  Selling, general and administrative..................      36,273           41,649          42,545
  Research and development.............................       6,639            8,470          10,222
                                                           --------         --------        --------
                                                             42,912           50,119          52,767
                                                           --------         --------        --------
Operating income (loss)................................      (6,944)             231          11,371
                                                           --------         --------        --------
Other income (expense):
  Interest expense.....................................      (6,738)          (6,308)         (4,557)
  Other income.........................................         346            1,883           1,160
                                                           --------         --------        --------
                                                             (6,392)          (4,425)         (3,397)
                                                           --------         --------        --------
Income (loss) before income taxes and extraordinary
  item.................................................     (13,336)          (4,194)          7,974
Income tax (expense) benefit...........................      (6,431)           1,902          (2,051)
                                                           --------         --------        --------
Income (loss) before extraordinary item................     (19,767)          (2,292)          5,923
Extraordinary loss on early extinguishment of debt, net
  of $0 and $143 tax benefit...........................        (552)            (234)             --
                                                           --------         --------        --------
Net income (loss)......................................    $(20,319)        $ (2,526)       $  5,923
                                                           ========         ========        ========
Basic earnings (loss) per share before extraordinary
  item.................................................    $  (2.63)        $  (0.31)       $   0.79
Extraordinary loss per share...........................       (0.07)           (0.03)             --
                                                           --------         --------        --------
Basic earnings (loss) per share........................    $  (2.70)        $  (0.34)       $   0.79
                                                           ========         ========        ========
Diluted earnings (loss) per share before extraordinary
  item.................................................    $  (2.63)        $  (0.31)       $   0.77
Extraordinary loss per share...........................       (0.07)           (0.03)             --
                                                           --------         --------        --------
Diluted earnings (loss) per share......................    $  (2.70)        $  (0.34)       $   0.77
                                                           ========         ========        ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 ACCUMULATED
                              COMMON STOCK      ADDITIONAL                 TREASURY STOCK           OTHER
                            -----------------    PAID-IN     RETAINED   ---------------------   COMPREHENSIVE
                             SHARES     VALUE    CAPITAL     EARNINGS     SHARES      VALUE         LOSS         TOTAL
                            ---------   -----   ----------   --------   ----------   --------   -------------   --------
BALANCE AT JUNE 27,
  1998....................  8,737,088    $87     $57,303     $ 35,405     (656,400)  $(12,417)     $(2,140)     $ 78,238
Net income................         --     --          --        5,923           --         --           --         5,923
Foreign currency
  translation loss, (net
  of tax benefit of
  $25)....................         --     --          --           --           --         --       (1,919)       (1,919)
                                                                                                                --------
Comprehensive income......                                                                                         4,004
Exercise of options.......     17,875     --         169           --           --         --           --           169
Shares issued under
  employee stock purchase
  plan....................     29,345      1         238           --           --         --           --           239
Stock option
  compensation............         --     --         105           --           --         --           --           105
Purchase of treasury
  stock...................         --     --          --           --     (636,500)    (7,745)          --        (7,745)
                            ---------    ---     -------     --------   ----------   --------      -------      --------
BALANCE AT JULY 3, 1999...  8,784,308     88      57,815       41,328   (1,292,900)   (20,162)      (4,059)       75,010
Net loss..................         --     --          --       (2,526)          --         --           --        (2,526)
Foreign currency
  translation loss, (net
  of tax benefit of
  $174)...................         --     --          --           --           --         --       (1,918)       (1,918)
                                                                                                                --------
Comprehensive loss........                                                                                        (4,444)
Exercise of options.......      2,895     --          16           --           --         --           --            16
Return of shares..........     (1,332)    --         (19)          --           --         --           --           (19)
Shares issued under
  employee stock purchase
  plan....................     22,254     --         123           --           --         --           --           123
                            ---------    ---     -------     --------   ----------   --------      -------      --------
BALANCE AT JULY 1, 2000...  8,808,125     88      57,935       38,802   (1,292,900)   (20,162)      (5,977)       70,686
Net loss..................         --     --          --      (20,319)          --         --           --       (20,319)
Foreign currency
  translation loss........         --     --          --           --           --         --       (1,816)       (1,816)
Net accumulated derivative
  gains...................                                                                              16            16
                                                                                                                --------
Comprehensive loss........         --     --          --           --           --         --           --       (22,119)
Beneficial conversion on
  subordinated convertible
  debenture...............         --     --         400           --           --         --           --           400
Shares issued under
  employee stock purchase
  plan....................     28,139     --          88           --           --         --           --            88
                            ---------    ---     -------     --------   ----------   --------      -------      --------
BALANCE AT JUNE 30,
  2001....................  8,836,264    $88     $58,423     $ 18,483   (1,292,900)  $(20,162)     $(7,777)     $ 49,055
                            =========    ===     =======     ========   ==========   ========      =======      ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                         JUNE 30, 2001    JULY 1, 2000    JULY 3, 1999
                                                         -------------    ------------    ------------
OPERATING ACTIVITIES
Net income (loss)......................................    $(20,319)        $(2,526)        $  5,923
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Extraordinary loss, net of tax benefit............         552             494               --
     Depreciation and amortization.....................       8,635           6,901            5,782
     Provisions for bad debts, discounts, credits and
       returns and late charges........................      11,360          11,027            9,498
     Provision for obsolete inventories................       4,437           2,157            2,309
     Unrealized gain on foreign currency
       transactions....................................        (711)           (554)            (865)
     Deferred income taxes.............................       6,197              (1)            (129)
     Stock option compensation.........................          --              --              105
     Beneficial conversion on subordinated convertible
       debt............................................         400              --               --
     Other.............................................         (40)            129              122
     Changes in assets and liabilities:
       Trade accounts receivable.......................      (7,477)         (3,064)          (8,151)
       Inventories.....................................      (3,043)         (9,893)           4,040
       Prepaid expenses and other assets...............      (1,301)         (5,391)          (2,723)
       Interest receivable from a related party........       1,318              --               --
       Accounts payable................................        (246)         (1,026)             505
       Warranty and other accrued expenses.............       1,085          (1,274)          (2,480)
       Income taxes payable and other liabilities......       1,022          (2,908)             743
                                                           --------         -------         --------
Net cash provided by (used in) operating activities....       1,869          (5,929)          14,679
                                                           --------         -------         --------
INVESTING ACTIVITIES
Capital expenditures...................................      (4,318)         (5,982)         (15,257)
Proceeds from sale of plant and equipment..............         808             633            4,264
Loans provided to related parties......................        (283)           (294)         (10,269)
Repayments of loans provided to related parties........      12,034              51               38
                                                           --------         -------         --------
Net cash provided by (used in) investing activities....       8,241          (5,592)         (21,224)
                                                           --------         -------         --------
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock.........          88             120              408
Payments for the purchase of treasury stock............          --              --           (7,745)
Proceeds from issuance of subordinated debenture to a
  related party........................................       2,000              --               --
Proceeds from issuance of long-term debt...............       2,000          43,632           20,738
Payments for early extinguishment of debt..............     (12,000)        (64,596)              --
Net proceeds from (repayments of) borrowings under
  short-term revolving credit agreements...............      (1,148)          1,352           (1,383)
Net proceeds from (repayments of) borrowings under
  long-term debt and capital lease agreements..........      (5,253)         32,673           (5,267)
                                                           --------         -------         --------
Net cash provided by (used in) financing activities....     (14,313)         13,181            6,751
                                                           --------         -------         --------
Effect of exchange rate changes on cash................       1,294             104               63
                                                           --------         -------         --------
Net increase (decrease) in cash........................      (2,909)          1,764              269
Cash at beginning of period............................       5,064           3,300            3,031
                                                           --------         -------         --------
Cash at end of period..................................    $  2,155         $ 5,064         $  3,300
                                                           ========         =======         ========
Cash paid during the period for:
  Interest.............................................    $  6,609         $ 5,496         $  3,889
                                                           ========         =======         ========
  Income taxes, net of refunds.........................    $   (953)        $ 2,906         $  2,385
                                                           ========         =======         ========

                             See accompanying notes

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  Description of Business

     Cannondale Corporation (together with its subsidiaries collectively referred to as we, us and our) manufactures and distributes bicycles, motorcycles, ATVs (All-Terrain Vehicles) and bicycling and motorsports accessories and equipment. International operations are conducted through our wholly-owned subsidiaries: Cannondale Europe B.V., Cannondale Japan KK, and Cannondale Australia Pty Limited.

  Business and Credit Concentrations

     Our bicycle customer base is comprised of specialty bicycle retailers who are located principally throughout the United States and Europe. Our net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of our net sales during fiscal 2001, 2000 or 1999. No single customer accounted for more than 5% of our net sales during the years ended June 30, 2001, July 1, 2000 or July 3, 1999. As a result of the seasonality of our business, the payment terms offered to our bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors.

     Our motorsports customer base is comprised of specialty motorsports retailers who are located within the United States. For the majority of motorsports sales, our dealers use a third party financial services organization to finance their inventory purchases whereby we receive payment from such organization for all motorsports shipments within a specified time period (not exceeding 60 days), less an interest factor. All other motorsports products are sold with payment terms from 30 to 60 days.

     Our raw materials are readily available and we are not completely dependent upon a single supplier. We have, however, preferences with respect to continuing our relationships with certain selected vendors, and a material portion of our bicycle inventory purchases is from a single supplier. That single supplier was the source of approximately 20% of our total bicycle raw material inventory purchases in fiscal 2001.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Cannondale U.S., Cannondale Europe, Cannondale Japan and Cannondale Australia. We have eliminated all significant intercompany balances and transactions in consolidation.

  Revenue Recognition

     In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101, as amended by SAB 101B, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We adopted SAB 101 as of the beginning of the fourth quarter of fiscal 2001.

     We recognize revenue upon transfer of title, which is generally upon shipment of goods, with the exception of certain motorsports sales (discussed below). For all bicycle and bicycle-related shipments, there is a clear and irrevocable transfer of title to the customer at the shipping point. Bicycles and bicycle-related items are not sold under any special sales arrangements, such as consignment sales, bill and hold transactions, customer acceptance provisions, or layaway agreements. We record a reserve for estimated customer returns at the time of shipment. As customary in the bicycle industry, we grant extended payment terms which vary based on the time of year and geographic location of the customer, and range from 30 to 210 days. There are no material collectibility issues for these extended-term receivables.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     In May 2001, we began shipping motorsports products to certain customers on a 30 day trial basis. After the customer has notified us of his acceptance of the product, title passes to the customer and revenue is recognized. This program comprises a nominal amount of total motorsports sales.

     We adopted EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," effective July 2, 2000. Accordingly, we have included all shipping and handling billings to customers in net sales, and freight costs incurred for product shipments have been included in selling, general and administrative expenses.

  Product Warranties

     We provide original owners of our bicycles with a lifetime warranty for the bicycle frame and a one year warranty for suspensions and components. In addition, we provide a lifetime warranty against defects in material and/or workmanship on our cycling clothing. During the warranty period, we will repair or replace a defective part or assembly at no cost to the owner. We recognize provisions for estimated warranty expense at the time of sale, determined principally on the basis of past experience.

     We offer a six month warranty on our ATVs, and do not offer a warranty on our motocross motorcycles, which is customary in the industry.

  Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Plant and equipment under capitalized lease obligations are recorded at the present value of minimum lease payments.

     We calculate depreciation of plant and equipment using the straight-line method over 20 to 40 years for buildings and improvements and 3 to 10 years for equipment. We recognize depreciation of assets recorded under capitalized lease obligations over the lesser of the useful lives or lease terms, and we include such amount in depreciation and amortization expense.

     Interest costs for the construction of certain long-lived assets are capitalized and amortized over the related asset's useful life. We capitalized interest costs of $101,000 for the year ended July 3, 1999 related to the construction of our new motorsports facility, headquarters facility and the expansion of our bicycle manufacturing facility. Total interest incurred before the recognition of the capitalized amount was $4,658,000 for fiscal 1999. We did not capitalize any interest costs during fiscal 2001 or 2000.

  Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. We periodically evaluate the carrying value of long-lived assets in relation to the estimated cash flows of the underlying business. An impairment loss is recognized if the undiscounted expected cash flow is less than the carrying amount.

  Income Taxes

     We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for deferred

                    CANNONDALE CORPORATION AND SUBSIDIARIES
income taxes. Taxes are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on the enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable income. We evaluate the realizability of our deferred tax assets on a quarterly basis. If we determine a portion or all of the valuation allowance to be unnecessary, the related tax benefits will reduce the future income tax provision anticipated at that time.

  Foreign Currency Translation

     We translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the exchange rates in effect at the balance sheet date. We translate revenues, costs and expenses at the average exchange rates applicable for the period. We report translation adjustments resulting from changes in exchange rates as a component of accumulated other comprehensive income pursuant to SFAS No. 130, "Reporting Comprehensive Income."

  Derivative Financial Instruments

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments SFAS No. 137 and SFAS No. 138, in June 1999 and June 2000, respectively. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings as a component of other income (expense) on the Consolidated Statement of Operations. We adopted SFAS No. 133, as amended, effective July 2, 2000; the effect of such adoption was not material to either our operating results or financial position for the year ended June 30, 2001.

  Stock-Based Compensation

     We grant stock options to officers, directors, employees, consultants and advisors with an exercise price determined by our Board of Directors at the time of grant. We account for stock option grants, except for those granted to consultants and our advisors, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires that we recognize compensation expense for the difference between the quoted market price of the stock at the grant date and the amount that the employee is required to pay. We account for stock option grants to consultants and advisors in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." During fiscal 1999, we incurred $105,000 of stock option compensation related to options granted to our consultants. As prescribed under SFAS No. 123, we have disclosed in Note 7 the pro-forma effects on net income (loss) and earnings
(loss) per share of recording compensation expense for the fair value of all stock options granted subsequent to July 1, 1995. It is our opinion that the existing model to estimate the fair value of employee options according to SFAS No. 123, and the assumptions we used to calculate the impact, may not be representative of the effects on future years and it does not necessarily provide a reliable single measure of the fair value of our employee stock options.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

  Computer Software Developed for Internal Use

     During fiscal 1999, we adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, we capitalize certain costs incurred in connection with developing or obtaining internal use software. We capitalized approximately $74,000, $141,000 and $549,000 related to internally developed software costs during fiscal 2001, 2000 and 1999, respectively.

  Intangible Assets

     Included in other assets are intangible assets, which represent the cost of patents, goodwill and deferred financing charges. Intangible assets were $4,576,000 and $3,644,000 at June 30, 2001 and July 1, 2000, respectively.
Amortization expense recorded for intangible assets was $868,000, $772,000 and $353,000 for fiscal 2001, 2000 and 1999, respectively. Accumulated amortization on intangible assets amounted to $1,645,000 and $540,000 at June 30, 2001 and July 1, 2000, respectively. We amortize patents and goodwill using the straight-line method over the estimated useful lives of the assets, not exceeding 17 years. We amortize deferred financing charges over the term of the related debt instruments. In connection with the early extinguishment of debt during fiscal 2001 and 2000 (see Note 5), we expensed approximately $552,000 and $1,122,000, respectively, of unamortized deferred financing costs relating to the retired debt; such amounts are included in the extraordinary losses in the Consolidated Statements of Operations.

  Advertising Expenses

     We expense advertising costs during the year incurred. Our selling, general and administrative expenses include advertising and promotion costs of $1,397,000, $2,650,000 and $3,441,000 for the years ended June 30, 2001, July 1,
2000 and July 3, 1999, respectively.

  Accounting Developments

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements drastically change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill in a business combination. SFAS No. 142 requires that goodwill and other indefinite lived intangible assets may no longer be amortized but must be reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. We will adopt SFAS No. 142 as of the beginning of fiscal 2002; such adoption is not expected to have a material effect on our operating results or financial position as no impairment charges are foreseeable at this time. The net book value of goodwill as of June 30, 2001 was $215,000.

  Reclassifications

     We have reclassified certain 2000 and 1999 amounts to conform to the current year's presentation.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

2. INVENTORIES

     The components of inventories are as follows (in thousands):

                                                      JUNE 30, 2001    JULY 1, 2000
                                                      -------------    ------------
Raw materials.......................................    $ 21,682         $ 22,722
Work-in-process.....................................       2,514            1,848
Finished goods......................................      16,117           17,722
                                                        --------         --------
                                                          40,313           42,292
Less reserve for obsolete inventories...............      (2,554)          (1,879)
                                                        --------         --------
                                                        $ 37,759         $ 40,413
                                                        ========         ========

3. PROPERTY, PLANT AND EQUIPMENT, NET

     The components of property, plant and equipment, net, are as follows (in thousands):

                                                      JUNE 30, 2001    JULY 1, 2000
                                                      -------------    ------------
Land................................................    $  1,725         $  1,796
Buildings and improvements..........................      23,491           23,148
Factory and office equipment........................      48,627           45,889
Construction and projects-in-progress...............         790            1,427
                                                        --------         --------
                                                          74,633           72,260
Less accumulated depreciation.......................     (39,005)         (32,146)
                                                        --------         --------
                                                        $ 35,628         $ 40,114
                                                        ========         ========

     We did not enter into any capital leases during fiscal 2001. Purchases of equipment through capitalized lease obligations and notes were $87,000 and $146,000 in fiscal 2000 and 1999, respectively.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

4. EARNINGS PER SHARE

     In the following table, we reconcile the numerator and denominator for the basic and diluted earnings (loss) per share computations and other related disclosures required by SFAS No. 128, "Earnings Per Share" (in thousands, except per share data):

                                                  YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                 JUNE 30, 2001    JULY 1, 2000    JULY 3, 1999
                                                 -------------    ------------    ------------
NUMERATOR:
Numerator for basic and diluted earnings (loss)
  per share -- income (loss) before
  extraordinary item...........................    $(19,767)        $(2,292)        $ 5,923
Extraordinary loss on early extinguishment of
  debt, net of $0 and $143 tax benefit.........        (552)           (234)             --
                                                   --------         -------         -------
Net income (loss)..............................    $(20,319)        $(2,526)        $ 5,923
                                                   ========         =======         =======
DENOMINATOR:
Denominator for basic earnings (loss) per
  share -- weighted-average shares.............       7,522           7,497           7,518
Effect of dilutive securities:
  Employee stock options.......................          --              --             168
                                                   --------         -------         -------
Denominator for diluted earnings (loss) per
  share -- adjusted weighted-average shares and
  assumed conversions..........................       7,522           7,497           7,686
                                                   ========         =======         =======
Basic earnings (loss) per share before
  extraordinary item...........................    $  (2.63)        $ (0.31)        $  0.79
Extraordinary loss per share...................       (0.07)          (0.03)             --
                                                   --------         -------         -------
Basic earnings (loss) per share................    $  (2.70)        $ (0.34)        $  0.79
                                                   ========         =======         =======
Diluted earnings (loss) per share before
  extraordinary item...........................    $  (2.63)        $ (0.31)        $  0.77
Extraordinary loss per share...................       (0.07)          (0.03)             --
                                                   --------         -------         -------
Diluted earnings (loss) per share..............    $  (2.70)        $ (0.34)        $  0.77
                                                   ========         =======         =======

     In the following table, we summarize the average number of options to purchase shares of our common stock at the respective ranges of exercise prices which we did not include in the computation of diluted earnings (loss) per share. For fiscal 2001 and 2000, inclusion of such options would result in an antidilutive effect due to the net losses incurred. For fiscal 1999, the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect was antidilutive:

                                                       OPTIONS     RANGE OF EXERCISE PRICES
                                                      ---------    ------------------------
FISCAL 2001.........................................  2,774,197         $0.34 - $15.00
FISCAL 2000.........................................  2,364,704         $0.34 - $15.00
FISCAL 1999.........................................  1,021,843         $9.31 - $16.56

     We did not include the 977,777 potentially convertible shares related to the 8.0% subordinated debentures in the computation of diluted loss per share for fiscal 2001 as the effect would be antidilutive due to the net loss incurred.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

5. DEBT

     Short-term revolving credit advances (in thousands):

                                                              JUNE 30, 2001    JULY 1, 2000
                                                              -------------    ------------
Cannondale Europe...........................................      $385            $1,716
Cannondale Japan............................................       481               519
                                                                  ----            ------
                                                                  $866            $2,235
                                                                  ====            ======

     In January 2000, Cannondale Europe renegotiated certain terms of its multi-currency credit arrangement with ABN AMRO Bank N.V. ("ABN"), which allows Cannondale Europe to borrow up to NLG 12,500,000 (approximately $4,823,000 at June 30, 2001) on a short-term basis. This credit arrangement is comprised of an overdraft facility of up to NLG 10,000,000 (approximately $3,858,000 at June 30, 2001) and a contingent liability facility for up to NLG 2,500,000 (approximately $965,000 at June 30, 2001). At June 30, 2001, the remaining availability under the ABN revolver was approximately $1.2 million. The current interest rate on the overdraft facility is 5.50%, which is comprised of an ABN Euro base rate of 4.00% plus a margin of 1.50%. The minimum interest rate on the overdraft facility is an ABN Euro base rate of 3.00% plus the margin of 1.50%. Cannondale Europe must maintain a level of tangible net worth which represents at least 25% of total assets. Borrowings are limited to 50% of the lower of cost or market of on-hand inventory, and the financing arrangement is secured by receivables, inventories and machinery and equipment. The credit arrangement contains no specific expiration date, and may be terminated by either the borrower or the lender at any time. Cannondale Europe's multi-currency credit arrangement is guaranteed by Cannondale U.S.

     Cannonale Japan has an unsecured revolving credit facility for up to JPY 155,000,000 (approximately $1,243,000 at June 30, 2001). The remaining availability under the revolving facility at June 30, 2001 was approximately $762,000. The interest rate on the outstanding borrowings was 3.00% and 2.875% at June 30, 2001 and July 1, 2000, respectively. The credit facility contains no specific expiration date, and may be terminated by either the borrower or the lender at any time. Cannondale Japan's unsecured revolving credit facility is guaranteed by Cannondale U.S.

     The weighted-average interest rate on our short-term revolving credit advances was 3.54% and 5.65% at June 30, 2001 and July 1, 2000, respectively.

     Long-term debt (in thousands):

                                                              JUNE 30, 2001    JULY 1, 2000
                                                              -------------    ------------
Revolving debt..............................................     $21,672         $18,887
Term loans..................................................      15,128          30,000
IFN Finance, B.V. loan......................................       5,810          11,458
ABN AMRO Onroerend Goed Lease en Financieringen B.V loan....       1,601           1,888
Subordinated Convertible Debentures, interest at 8.0%.......       4,000              --
Pennsylvania Industrial Development Authority bonds,
  interest rates ranging from 2.0% to 4.5%..................       3,405           3,696
Connecticut Development Authority loan......................       1,490           1,566
Department of Economic and Community Development loan,
  interest at 4.0%..........................................         263             293
Notes secured by equipment and capitalized leases...........          69             152
                                                                 -------         -------
                                                                  53,438          67,940
Less current portion........................................      (5,004)         (4,577)
                                                                 -------         -------
                                                                 $48,434         $63,363
                                                                 =======         =======

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     In June 2000, we entered into a five year secured credit facility in the amount of $60.0 million with The CIT Group/Business Credit Inc. as the administrative and collateral agent. The secured facility consists of a revolving line of credit and a term loan. The outstanding amount of the revolving line of credit is limited to the lesser of $45.0 million or a percentage of eligible receivables and inventories. At June 30, 2001 and July 1, 2000, approximately $7.9 million and $11.9 million, respectively, was available under the revolving line of credit. The term loan, initially in the amount of $15.0 million, amortizes in 19 consecutive quarterly principal payments of $622,250 each, followed by a final payment of the remaining unamortized principal at maturity. In accordance with the provisions of the secured facility, we paid down the term loan by approximately $2.1 million during fiscal 2001 in conjunction with the full repayment of the note from Joseph Montgomery (see Note 15). The interest rate on the revolving line of credit was 8.25% and 10.5% at June 30, 2001 and July 1, 2000, respectively, and the interest rate on the term loan was 8.75% and 11.0% at June 30, 2001 and July 1, 2000, respectively. Interest on the revolving line of credit and term loan is payable monthly and is computed as the Chase Bank Rate (prime rate) plus an applicable revolver or term loan prime rate margin per annum, or LIBOR (London Interbank Offered Rate) plus the applicable revolver or term loan LIBOR margin per annum. The revolver and term loan margins are based on certain fixed charge coverage ratios, as defined, and range from 0.25% to 1.50% on the prime rate, or 1.75% to 3.00% on the LIBOR. The secured facility is collateralized by substantially all Cannondale U.S. assets and the issued and outstanding stock of our subsidiaries. The secured facility requires minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricts the payment of cash dividends.

     In conjunction with the secured facility, we also entered into a three year financing agreement with Ableco Finance LLC during fiscal 2000, which provided for a $15.0 million term loan. Such loan amortized in four quarterly principal payments of $337,750 each, followed by seven quarterly payments of $500,000 each, and a final payment of the remaining unamortized principal at maturity. In accordance with the provisions of the Ableco agreement, we paid down the term loan by approximately $9.9 million during fiscal 2001 in conjunction with the full repayment of the note from Joseph Montgomery. The interest rate on the term loan at June 30, 2001 and July 1, 2000 was 18.0% and 15.5%, respectively. Such interest, determined on a monthly basis, consists of a reference rate (prime rate), as defined, plus an 8.5% margin; 3.0% of this margin is payable in cash and the remaining 5.5% is capitalized as additional principal of the loan. In June 2000, we issued to Ableco warrants to purchase an aggregate of 393,916 shares of our common stock at a purchase price of $0.01 per share. These warrants could be exercised at any time after June 30, 2001, but prior to June 30, 2005, provided we had not paid or prepaid at least $7.5 million of principal under the term loan by June 30, 2001. The warrants were terminated during fiscal 2001 in conjunction with the early paydown of the term loan of approximately $9.9 million. The term loan is collateralized by a second security interest in substantially all Cannondale U.S. assets. The Ableco agreement requires minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricts the payment of cash dividends.

     In April 2001, we amended our respective financing agreement with CIT and Ableco, effective as of December 31, 2000, in order to modify certain financial covenants. As a result of these amendments, we are in compliance with all financial covenants of our borrowing facilities. As a condition to entering into these amendments, we were required to receive a cash infusion of at least $7.0 million, of which no more than $3.0 million was to be paid by our foreign subsidiaries. In satisfaction of this condition, Cannondale Europe repaid to Cannondale U.S. $3.0 million of intercompany indebtedness, and we sold an aggregate of $4.0 million of convertible subordinated debentures to two individual investors, including $2.0 million to our Chairman, President and Chief Executive Officer, Joseph Montgomery. Both debentures bear interest at an annual rate of 8.0%. We applied the proceeds from the cash infusion to the CIT revolving line of credit.

     The $2.0 million debenture issued to Mr. Montgomery is due June 28, 2005 and is convertible into shares of our common stock at an initial conversion price of $4.50 per share. Mr. Montgomery may convert this debenture once the $2.0 million subordinated debenture issued to a third party investor is no longer outstanding (whether by conversion, redemption, payment in full of the principal sum, or otherwise). The

                    CANNONDALE CORPORATION AND SUBSIDIARIES

$2.0 million debenture issued to a third party investor is due April 28, 2004 and is immediately convertible into shares of our common stock at an initial conversion price of $3.75 per share. This debenture contains a beneficial conversion feature equal to the difference of the market price of Cannondale stock at the date of issue ($4.50 per share) and the conversion price ($3.75 per share). During fiscal 2001, we recorded interest expense related to the beneficial conversion feature of $400,000, with the offset to additional paid-in capital.

     In February 2000, Cannondale Europe entered into a financing agreement with IFN Finance, B.V. covering receivables from European customers for a period of three years. The available financing is 85% of pledged receivables, subject to a maximum of NLG 40,000,000 (approximately $15,434,000 at June 30, 2001). The financing may be in the form of either a current account overdraft or short-term loans (up to a maximum of NLG 15,000,000, or $5,788,000 at June 30, 2001). At June 30, 2001, the remaining availability under the IFN agreement was approximately $7.3 million. The interest rate is determined as the sum of the European central bank rate, subject to a minimum of 3.00% per annum, plus a margin of 1.50%. At June 30, 2001, $5,788,000 was outstanding in short-term loans with interest at 5.86%, and $22,000 was outstanding in account overdrafts with interest at 6.75%. At July 1, 2000, $11,458,000 was outstanding in account overdrafts with interest at 6.75%. The pledged receivables are subject to certain conditions, including concentrations from single customers and time outstanding. In addition, the agreement provides for the payment of customary fees on a quarterly basis.

     In February 2000, Cannondale Europe entered into an agreement with ABN AMRO Onroerend Goed Lease en Financieringen B.V. ("ABN Financing") to mortgage its office building and land. The mortgage was in the amount of NLG 2,850,000 (approximately $1.1 million at June 30, 2001), with a five year fixed interest rate of 6.70%, and a variable rate thereafter. Such mortgage is in addition to the previous ABN Financing mortgage of NLG 1,535,000 (approximately $592,000 at June 30, 2001), and both mortgages will expire on September 12, 2016. The interest on the previous ABN Financing mortgage is adjusted every three months, subject to a maximum of 7.55%, based upon the European central bank rate. The rate on this mortgage was 7.15% and 7.25% at June 30, 2001 and July 1, 2000, respectively.

     During fiscal 2001, we paid down $12.0 million in long-term debt using the proceeds from the full repayment of the note from Joseph Montgomery. Accordingly, we recorded an extraordinary loss of $552,000 relating to the write-off of certain deferred financing costs.

     During fiscal 2000, we used the proceeds of the CIT, Ableco, and IFN financing arrangements to retire our prior $75.0 million amended and restated multi-currency credit facility. We recorded an extraordinary loss, net of tax benefit, of $234,000 which was comprised of the write-off of net deferred financing costs (approximately $1.1 million) offset by realized gains on the settlement of the foreign-denominated debt (approximately $325,000) and the interest rate swap agreements (approximately $420,000).

     The Pennsylvania Industrial Development Authority bonds are secured by our bicycle and motorsports manufacturing facilities located in Bedford, Pennsylvania. The loans extend through 2015, and are payable in equal monthly payments.

     The Connecticut Development Authority ("CDA") loan is secured by our Bethel, Connecticut, headquarters and research and development facility. The interest rate was fixed at 4.65% until January 2000; beginning at such time, the CDA adjusts the interest rate annually to yield the U.S. Government Securities Ten Year Treasury. At June 30, 2001 and July 1, 2000, the interest rate on the CDA loan was 5.25% and 6.45%, respectively. Principal payments on the loan commenced in February 2000 in amounts sufficient to amortize the principal balance over a fifteen year term plus interest, with the balance due on February 1, 2008.

     The Department of Economic and Community Development loan is secured by certain machinery and equipment used for research and development. The loan extends through 2009 and is payable in equal monthly installments.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     Our capitalized lease obligations extend through 2004, and represent the present value of future minimum lease payments, discounted at rates ranging from 6.80% to 9.50%, payable in monthly installments.

     Maturities of our long-term debt, including payments under capitalized lease obligations, are as follows (in thousands):

2002.......................................................  $ 5,004
2003.......................................................   10,939
2004.......................................................    4,997
2005.......................................................   27,719
2006.......................................................      522
Thereafter.................................................    4,257
                                                             -------
                                                             $53,438
                                                             =======

     At June 30, 2001, we had outstanding trade letters of credit for approximately $636,000. At July 1, 2000, we had an outstanding standby letter of credit for JPY 120,000,000 (approximately $1,132,000) and outstanding trade letters of credit for approximately $509,000.

6. INCOME TAXES

     Income (loss) before income taxes and extraordinary item, by geographic location is as follows (in thousands):

                                                  YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                 JUNE 30, 2001    JULY 1, 2000    JULY 3, 1999
                                                 -------------    ------------    ------------
United States..................................    $(14,875)        $(8,273)         $  (22)
Foreign........................................       1,539           4,079           7,996
                                                   --------         -------          ------
                                                   $(13,336)        $(4,194)         $7,974
                                                   ========         =======          ======

     The income tax expense (benefit) attributable to income (loss) before income taxes and extraordinary item consists of the following (in thousands):

                                                  YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                 JUNE 30, 2001    JULY 1, 2000    JULY 3, 1999
                                                 -------------    ------------    ------------
Current:
  Federal......................................     $   --          $(2,978)         $ (309)
  Foreign......................................        234            1,574           2,733
  State........................................         --             (497)           (244)
                                                    ------          -------          ------
     Total current.............................        234           (1,901)          2,180
                                                    ------          -------          ------
Deferred:
  Federal......................................      5,205              230             (52)
  Foreign......................................        447             (279)            (71)
  State........................................        545               48              (6)
                                                    ------          -------          ------
     Total deferred............................      6,197               (1)           (129)
                                                    ------          -------          ------
     Total.....................................     $6,431          $(1,902)         $2,051
                                                    ======          =======          ======

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     The provision (benefit) for income taxes on income (loss) before income taxes and extraordinary item differs from the amount computed by applying the U.S. federal income tax rate (34.0%) as a result of the following items:

                                                  YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                 JUNE 30, 2001    JULY 1, 2000    JULY 3, 1999
                                                 -------------    ------------    -------------
Tax at U.S. statutory rate.....................      (34.0)%         (34.0)%          34.0%
State income benefit, net of federal effect....       (3.7)           (6.9)           (3.2)
Lower effective income taxes of other
  countries....................................       (2.7)           (2.2)           (0.7)
Tax effect of research and development
  credit.......................................       (2.1)           (9.4)           (5.0)
Tax effect of dividend from foreign
  subsidiary...................................       (5.6)            5.9              --
Valuation allowance............................       96.9              --              --
Other..........................................       (0.6)            1.3             0.6
                                                     -----           -----            ----
                                                      48.2%          (45.3)%          25.7%
                                                     =====           =====            ====

     The significant components of our deferred tax assets and liabilities at June 30, 2001 and July 1, 2000 are as follows (in thousands):

                                                              JUNE 30, 2001    JULY 1, 2000
                                                              -------------    ------------
Deferred tax assets
  Accounts receivable and inventory reserves................    $  2,524         $ 2,148
  Accrued liabilities.......................................       1,187           1,028
  Tax credits and NOL carryforwards.........................      12,017           4,943
  Other.....................................................         805             915
                                                                --------         -------
  Total deferred assets.....................................      16,533           9,034
                                                                --------         -------
Deferred tax liabilities:
  Tax over book depreciation................................      (1,415)         (1,438)
  Accounts receivable fair value adjustment.................        (286)           (572)
  Other.....................................................      (1,830)         (1,019)
                                                                --------         -------
  Total deferred liabilities................................      (3,531)         (3,029)
                                                                --------         -------
Net deferred tax asset before valuation allowance...........      13,002           6,005
Less valuation allowance....................................     (13,083)             --
                                                                --------         -------
Net deferred tax asset (liability)..........................    $    (81)        $ 6,005
                                                                ========         =======

     Included in the deferred tax asset balance as of June 30, 2001, we have available for U.S. federal income tax purposes research and development credit, foreign tax credit and alternative minimum tax credit carryforwards of approximately $1,685,000, $4,763,000 and $201,000, respectively. We also have federal and state net operating loss carryforwards of approximately $3,863,000 and $1,205,000, respectively. The research and development credit carryforwards have expiration dates from fiscal 2019 through fiscal 2021. The foreign tax credit carryforwards expire in fiscal 2005 and 2006. The alternative minimum tax credit carryforward has no expiration, and will be carried forward indefinitely until utilized. The federal net operating loss carryforward will expire in fiscal 2021. The state net operating loss carryforwards are related to a number of state jurisdictions and will expire at various times between fiscal 2003 and 2016.

     Also included in our deferred tax asset balance as of June 30, 2001 are net operating loss carryforwards of approximately $300,000 from our subsidiary in Japan, which expire in fiscal 2005 and 2006.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     We have established a valuation allowance, which represents Cannondale U.S. and Cannondale Japan's excess deferred tax assets over deferred tax liabilities as of June 30, 2001. Although we ultimately expect to realize these tax benefits in future years, SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. The deferred tax assets will be recognized in future periods to the extent that we reasonably expect such assets to be realized. We evaluate the realizability of our deferred tax assets on a quarterly basis. If we determine a portion or all of the valuation allowance to be unnecessary, the related tax benefit will be recorded at such time.

     The remaining fiscal 2001 deferred tax liability of $81,000 pertains to Cannondale Europe.

     During fiscal 2001 and 2000, we received dividends from Cannondale Europe of approximately $2,336,000 and $11,490,000, respectively. Withholding taxes of approximately $117,000 and $575,000, respectively, were paid as a result of these dividends. No incremental taxes attributable to the fiscal 2001 dividend were provided. During fiscal 2000, an additional $247,000 of U.S. income tax was provided on the $11,490,000 dividend.

     Undistributed earnings of our foreign subsidiaries as of June 30, 2001 amounted to approximately $21,553,000. Of this amount, we intend to indefinitely reinvest approximately $16,553,000, and, accordingly, we have not provided for any related U.S. income and foreign withholding taxes. We have provided for withholding taxes potentially payable on $5,000,000 of undistributed earnings to the extent we anticipate such earnings will be remitted. In the event that undistributed earnings are repatriated in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, upon repatriation, foreign tax credits would be available to reduce substantially all of the resulting U.S. tax liability. Based on the current U.S. income tax rates and the tax rates applicable to our foreign subsidiaries as of June 30, 2001, we anticipate that we will not incur any additional U.S. income tax if such foreign subsidiary earnings were distributed. Withholding taxes of approximately $1,194,000 would be payable upon remittance of all previously unremitted earnings at June 30, 2001.

7. STOCK OPTIONS

     SFAS No. 123 requires that we disclose the pro-forma impact on net income
(loss) and earnings (loss) per share as if compensation expense associated with employee stock options had been calculated under the fair value method for employee stock options granted subsequent to July 1, 1995. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 2001, July 1, 2000 and July 3, 1999, respectively: an expected volatility of .53, .43 and .43, an expected term of 4.00, 4.34 and 4.29, risk-free interest rates of 5.01%, 6.23% and 4.85%, and no expected dividend yield.

     For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro-forma information is as follows (in thousands, except per share data):

                                                  YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                 JUNE 30, 2001    JULY 1, 2000    JULY 3, 1999
                                                 -------------    ------------    ------------
Pro-forma net income (loss)....................    $(22,092)        $(4,147)         $3,107
Pro-forma basic earnings (loss) per share......    $  (2.94)        $ (0.55)         $ 0.41
Pro-forma diluted earnings (loss) per share....    $  (2.94)        $ (0.55)         $ 0.41

     We have six fixed option plans: the 1994 Stock Option Plan (the "1994 Plan"), the 1994 Management Stock Option Plan (the "Management Plan"), the 1995 Stock Option Plan (the "1995 Plan"), the 1996

                    CANNONDALE CORPORATION AND SUBSIDIARIES

Stock Option Plan (the "1996 Plan"), the 1998 Stock Option Plan (the "1998 Plan"), and the 2000 Stock Option Plan (the "2000 Plan"). Under the terms of the plans, the committee administering the plans may grant options to purchase shares of our common stock to officers, directors, employees, consultants and advisors for up to 3,957,500 shares. The vesting of options granted under the plans is at the discretion of our Board of Directors. Other than options granted under the 1994 Plan to purchase 373,743 shares of common stock at an exercise price of $0.34, substantially all of which vested on July 2, 1994, and options granted to new non-employee directors (1,000 on the date of election or appointment) which vest immediately, options vest over a three to five year period. The 1994 Plan, the Management Plan, the 1995 Plan, the 1996 Plan, the 1998 Plan, and the 2000 Plan terminate on December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2008, and December 11, 2010, respectively.

     In February 1998, we amended our stock option plans to include a provision whereby upon a change of control, as defined by the plans, any option granted and outstanding shall immediately become vested. On June 15, 1998, we canceled an aggregate of 1,430,652 options to purchase common stock with exercise prices in excess of $12.50 and issued new options with the same exercise prices and terms as the old options. However, in the event of a change of control, the exercise price of the new options will be $12.50 (the fair value of our common stock at the time of the grant).

     A summary of the status of our stock option plans as of June 30, 2001, July 1, 2000 and July 3, 1999, and changes during the years ending on those dates is presented below:

                                                           2001                     2000                     1999
                                                  ----------------------   ----------------------   -----------------------
                                                               WEIGHTED-                WEIGHTED-                 WEIGHTED-
                                                                AVERAGE                  AVERAGE                   AVERAGE
                                                               EXERCISE                 EXERCISE                  EXERCISE
                                                    SHARES       PRICE       SHARES       PRICE       SHARES        PRICE
                                                  ----------   ---------   ----------   ---------   -----------   ---------
Outstanding at beginning of year................   2,492,026     $8.18      2,274,266     $8.30       1,651,447    $14.30
Granted.........................................   1,148,600     $5.07        442,286     $7.79       2,208,552    $ 8.90
Exercised.......................................          --        --         (2,895)    $4.51         (17,875)   $ 8.53
Terminated or canceled..........................    (433,757)    $8.07       (221,631)    $8.74      (1,567,858)   $15.48
                                                  ----------               ----------               -----------
Outstanding at end of year......................   3,206,869     $7.08      2,492,026     $8.18       2,274,266    $ 8.30
                                                  ==========               ==========               ===========
Options exercisable at end of year..............   1,130,973     $7.92        922,639     $7.82         874,017    $ 7.72
Weighted-average fair value of options granted
  during the year...............................       $2.44                    $3.24                     $3.47

     The following table summarizes information about our fixed stock options outstanding at June 30, 2001:

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                      --------------------------------------------------   -------------------------------
                        NUMBER OF         WEIGHTED-                          NUMBER OF
                         OPTIONS           AVERAGE          WEIGHTED-         OPTIONS         WEIGHTED-
RANGE OF EXERCISE     OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT      AVERAGE
PRICES                JUNE 30, 2001    CONTRACTUAL LIFE   EXERCISE PRICE   JUNE 30, 2001    EXERCISE PRICE
--------------------  --------------   ----------------   --------------   --------------   --------------
         $ 0.34.....      151,325            2.99             $0.34            151,325          $0.34
$4.49 to $ 6.56.....    1,136,600            9.52             $5.12             19,999          $6.54
$7.06 to $ 7.63.....      591,572            7.94             $7.45             76,682          $7.12
$9.31 to $10.38.....    1,327,372            5.56             $9.36            882,967          $9.32
                        ---------                                            ---------
$0.34 to $10.38.....    3,206,869            7.28             $7.08          1,130,973          $7.92
                        =========                                            =========

8. PROFIT SHARING PLAN

     We have a qualified, defined contribution savings plan covering all full-time U.S. employees who have attained the age of 18 with more than three months of service. Contributions to the plan, which are discretionary, are determined annually by our Board of Directors. We did not make any contributions in fiscal years 2001, 2000, or 1999.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

9. STOCKHOLDERS' EQUITY

     In September 1997, our Board of Directors authorized our repurchase of up to 1,000,000 shares of our common stock at an aggregate price not to exceed $20.0 million. In July 1998, our Board of Directors authorized a new stock repurchase program to repurchase up to 1,000,000 shares of our common stock. Shares repurchased under the 1998 program are to be additional to the shares repurchased pursuant to the repurchase program announced in September 1997. We may make purchases from time to time in the open market or in private transactions. The repurchase program may be suspended or discontinued at any time. Any shares that we repurchase will be available for general corporate purposes, including issuance upon the exercise of employee stock options. As of July 3, 1999, we had repurchased an aggregate of 1,292,900 shares of our common stock under the programs at a cost of $20.2 million. We did not repurchase any shares of our common stock during fiscal 2001 and 2000.

     In December 1997, our Board of Directors adopted a Stockholders' Rights Plan pursuant to which rights to purchase shares of our common stock were distributed as a dividend, one right per share, to record owners of common stock as of the close of business on December 22, 1997, and for each share of common stock issued subsequent to that date. Each right entitles the registered holder to purchase that number of shares of our common stock having a market value of two times the then applicable exercise price of the right. Subject to certain exceptions, the rights become exercisable on the earlier of ten business days following a public announcement that a person or group acquired or obtained the right to acquire beneficial ownership of 20% or more of our outstanding common stock, or ten business days following the commencement or announcement by a person or group of a tender offer or exchange offer which would result in beneficial ownership of 20% or more of our common stock. In the event that we are acquired in a merger or other business combination or 50% or more of our consolidated assets or earnings power are sold, proper provisions will be made so that each holder of a right will be entitled to receive, upon the exercise of the right, at the then applicable exercise price, that number of shares of common stock of the acquiring company that at the time of such transaction will have a market value of two times the applicable exercise price of the right. Until a right is exercised, the holder of the right will have no rights as our stockholder, including, without limitation, the right to vote, or to receive dividends. The rights expire December 22, 2007 unless we extended or redeem the rights.

     In September 1994, we adopted an Employee Stock Purchase Plan (the "Purchase Plan") which is intended to allow qualified employees to purchase our common stock at a discount to the market value. We have reserved a total of 348,750 shares of common stock for issuance under the Purchase Plan. Under the terms of the Purchase Plan, the purchase price of a share of common stock is the lower of 85% of the closing price of our common stock on the date the offering period begins or 85% of the closing price of our common stock on the termination date of the offering period. During fiscal 2001, employees purchased 28,139 shares of common stock pursuant to the Purchase Plan at $3.14 per share. During fiscal year 2000, employees purchased 22,254 shares of common stock pursuant to the Purchase Plan at prices ranging from $5.53 to $5.55 per share. During fiscal year 1999, employees purchased 29,345 shares of common stock at prices ranging from $7.23 to $11.37 per share.

     At June 30, 2001, there were 3,942,371 shares of common stock reserved for the exercise of options and employee stock purchases.

10. OPERATING LEASES

     We lease a Cessna Citation Jet, computer software and hardware and other office and factory equipment under long-term operating leases with varying terms. The aggregate future minimum lease payments under

                    CANNONDALE CORPORATION AND SUBSIDIARIES
noncancellable operating leases with initial or remaining lease terms of greater than one year are as follows (in thousands):

2002......................................................    $1,800
2003......................................................     1,362
2004......................................................     1,001
2005......................................................       444
2006 and thereafter.......................................     1,335
                                                              ------
                                                              $5,942
                                                              ======

     Rent expense amounted to $1,773,000, $1,729,000 and $1,582,000 in fiscal 2001, 2000 and 1999, respectively.

     During fiscal 2001, we entered into two sale-leaseback transactions for recently-purchased manufacturing equipment. No gain or loss was recognized on a $421,000 transaction which will result in approximately $152,000 of additional rent expense annually for a three year period. We realized a $39,000 gain on a $310,000 transaction in which we received $160,000 and the lender paid the balance of the equipment cost. We deferred this gain and will amortize it to earnings over the six year term of the lease. This lease will result in approximately $63,000 of additional rent expense annually. Both leases are being accounted for as operating leases.

     During fiscal 2000, we entered into a $960,000 sale-leaseback transaction for manufacturing and research and development equipment from which we received proceeds of $633,000 and the lender paid the balance of the equipment cost. The sale resulted in a $48,000 gain, which was deferred and is being amortized over the seven year term of the lease. The lease provides us with the option to purchase the equipment for 25.46% of the equipment cost on the 85th basic rent date. This lease is being accounted for as an operating lease and will result in rent expense of approximately $141,000 annually.

     During fiscal 1999, we entered into a $2.9 million sale-leaseback transaction for our Cessna Citation Jet aircraft. The sale resulted in a gain of $131,000 which was deferred and is being amortized over the five year term of the lease. The lease provides us with the option to terminate the lease before the end of the lease term for predetermined amounts without penalty. At the end of the lease term, we may purchase the aircraft for 90% of its original cost, renew the lease for the then fair market value rental or sell the aircraft to a third party. If the proceeds from the sale of the aircraft are less than 90% of the purchase price, we shall make a final payment in the amount of the deficiency not to exceed 72% of the original cost. The related lease is being accounted for as an operating lease and has resulted in additional rent expense of approximately $273,000 annually.

11. FINANCIAL INSTRUMENTS

  Balance Sheet Financial Instruments

     At June 30, 2001, the carrying value of our financial instruments such as cash, receivables and payables approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of our notes receivable and borrowings under our variable rate short- and long-term credit agreements approximated their fair values. The carrying value of our other long-term debt was estimated based on expected future cash flows, discounted at current rates for the same or similar issues. The carrying value of our other long-term debt approximated the fair value as of June 30, 2001, except for the ABN Financing mortgage, which had a carrying value and fair value of approximately $1.6 million and $1.1 million, respectively.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

  Forward Foreign Exchange Contracts

     We enter into forward foreign currency contracts to purchase and sell U.S., European, Australian, Canadian and Japanese currencies to reduce exposures to foreign currency risks. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange at maturity various currencies for U.S. dollars and Euros at rates agreed to at the inception of the contracts.

     At June 30, 2001 and July 1, 2000, we had approximately $14.8 million and $3.9 million, respectively, of forward exchange contracts outstanding. Of the total contracts outstanding at June 30, 2001, approximately $7.9 million were designated as effective cash flow hedges. We use forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. For these foreign currency forward contracts designated as cash flow hedges, we report the changes in fair value as a component of other comprehensive income and reclassify such amounts into earnings in same period or periods which the underlying hedged transactions affect earnings. The total net accumulated derivative gains of $16,000 included in the accumulated other comprehensive loss at June 30, 2001 are expected to be reclassified into earnings within the next 12 months upon settlement of the related hedged item (accounts receivable or sale of inventory to a third party). There was no hedge ineffectiveness between the forward contract derivatives and the underlying hedged items relating to these cash flow hedges during fiscal 2001 as both were equally affected by exchange rate fluctuations. The net expense relating to amortization of premiums and discounts of cash flow hedges was not material to either our operating results or financial position for the year ended June 30, 2001 and is included in other income (expense) on the Consolidated Statement of Operations. As of June 30, 2001, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was six months.

     The accumulated derivative gain and loss activity relating to cash flow hedges for the year ended June 30, 2001 is as follows (in thousands):

                                                               YEAR ENDED
                                                              JUNE 30, 2001
                                                              -------------
Beginning accumulated derivative gains......................      $  --
Revaluations of cash flow hedge derivatives.................       (185)
Net reclassifications to earnings...........................        169
                                                                  -----
Ending net accumulated derivative gains.....................      $ (16)
                                                                  =====

     The remaining foreign exchange contracts outstanding at June 30, 2001 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

     At June 30, 2001, the fair value of forward foreign currency contracts in gain (i.e. asset) positions was $121,000, and the fair value of forward foreign currency contracts in loss (i.e. liability) positions was ($74,000). These fair values were determined based upon current forward rates applicable to the remaining terms of the forward contracts as of June 30, 2001.

     Our credit risk in these transactions is the cost of replacing these contracts at current market rates in the event of default by a counterparty, which is typically a major international financial institution; however, we believe that our exposure to credit risk in these transactions is not significant in relation to earnings.

     Prior to the retirement of our multi-currency revolving credit facility, we used borrowings of Japanese yen, Euros, and Dutch guilders to hedge our net investments in our foreign subsidiaries. Gains and losses on hedges of net investments were recognized as a component of accumulated other comprehensive income in stockholders' equity. The gain recognized upon the early extinguishment of these borrowings (see Note 5) is

                    CANNONDALE CORPORATION AND SUBSIDIARIES
included as a component of the net extraordinary loss in our Consolidated Statement of Operations for fiscal 2000.

  Interest Rate Swaps

     In April 1998, we entered into two five year interest rate swap agreements with a total notional principal amount of $20.0 million to manage interest costs associated with changing interest rates. These agreements converted underlying variable-rate debt based on the LIBOR under our multi-currency revolving line of credit to fixed-rate debt with an interest rate of 6.05%. In June 2000, the interest rate swap agreements were terminated in conjunction with the early extinguishment of long-term debt (see Note 5). We included the gain recognized upon such termination of $420,000 as a component of the net extraordinary loss in our Consolidated Statement of Operations for fiscal 2000.

12. OTHER INCOME

     Other income primarily consisted of finance charges relating to accounts receivable, which totaled $335,000, $396,000 and $529,000 for fiscal 2001, 2000, and 1999, respectively; foreign currency gains (losses) of ($611,000), $169,000 and ($78,000) for fiscal 2001, 2000 and 1999, respectively; and interest income of $541,000, $1,105,000 and $804,000 from a related party loan in fiscal 2001, 2000 and 1999, respectively.

13. OPERATIONS BY INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," our reportable segments are Bicycles and Motorsports. We operate predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle-related products are aggregated in the Bicycle segment. We are also an emerging player in the motorsports industry with our motocross motorcycle and related accessories and clothing, as well as our line of ATVs.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. In addition, there are no sales between the segments.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     Summarized segment data is as follows (in thousands):

                                                          YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                         JUNE 30, 2001    JULY 1, 2000    JULY 3, 1999
                                                         -------------    ------------    ------------
Net sales from external customers:
  Bicycles.............................................    $141,475         $162,393        $178,765
  Motorsports..........................................       5,316               57              --
                                                           --------         --------        --------
                                                           $146,791         $162,450        $178,765
                                                           ========         ========        ========
Operating income (loss):
  Bicycles.............................................    $  9,840         $  8,767        $ 17,278
  Motorsports..........................................     (16,784)          (8,536)         (5,907)
                                                           --------         --------        --------
                                                           $ (6,944)        $    231        $ 11,371
                                                           ========         ========        ========
Identifiable assets:
  Bicycles.............................................    $103,024         $146,875        $153,072
  Motorsports..........................................      24,767           18,032           9,307
                                                           --------         --------        --------
                                                           $127,791         $164,907        $162,379
                                                           ========         ========        ========
Capital expenditures:
  Bicycles.............................................    $    873         $  2,395        $  6,190
  Motorsports..........................................       3,445            3,587           9,067
                                                           --------         --------        --------
                                                           $  4,318         $  5,982        $ 15,257
                                                           ========         ========        ========
Depreciation and amortization expense:
  Bicycles.............................................    $  6,358         $  6,544        $  5,721
  Motorsports..........................................       2,277              357              61
                                                           --------         --------        --------
                                                           $  8,635         $  6,901        $  5,782
                                                           ========         ========        ========
Interest expense:
  Bicycles.............................................    $  2,013         $  3,832        $  3,412
  Motorsports..........................................       4,725            2,476           1,145
                                                           --------         --------        --------
                                                           $  6,738         $  6,308        $  4,557
                                                           ========         ========        ========

     We evaluate performance of our segments based on profit or loss from operations. The amounts below are not allocated between the segments.

                                                          YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                         JUNE 30, 2001    JULY 1, 2000    JULY 3, 1999
                                                         -------------    ------------    ------------
Total operating income for reportable segments.........    $ (6,944)        $   231         $11,371
Other income (expense):
  Interest expense.....................................      (6,738)         (6,308)         (4,557)
  Other income.........................................         346           1,883           1,160
                                                           --------         -------         -------
                                                             (6,392)         (4,425)         (3,397)
                                                           --------         -------         -------
Income (loss) before income taxes and extraordinary
  item.................................................     (13,336)         (4,194)          7,974
Income tax (expense) benefit...........................      (6,431)          1,902          (2,051)
                                                           --------         -------         -------
Income (loss) before extraordinary item................     (19,767)         (2,292)          5,923
Extraordinary loss on early extinguishment of debt, net
  of $0 and $143 tax benefit...........................        (552)           (234)             --
                                                           --------         -------         -------
Net income (loss)......................................    $(20,319)        $(2,526)        $ 5,923
                                                           ========         =======         =======

                    CANNONDALE CORPORATION AND SUBSIDIARIES

     Summarized data by geographic area is as follows (in thousands):

                                                  YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                 JUNE 30, 2001    JULY 1, 2000    JULY 3, 1999
                                                 -------------    ------------    ------------
Net sales from external customers(1):
  United States................................    $ 71,706         $ 74,904        $ 73,503
  Other European countries.....................      40,280           46,770          59,472
  Germany......................................      17,234           20,081          26,849
  All other countries..........................      17,571           20,695          18,941
                                                   --------         --------        --------
                                                   $146,791         $162,450        $178,765
                                                   ========         ========        ========
Long-lived assets(2):
  United States................................    $ 39,195         $ 55,059        $ 54,798
  Netherlands..................................       1,778            2,265           2,886
  All other countries..........................         369            1,012             449
                                                   --------         --------        --------
                                                   $ 41,342         $ 58,336        $ 58,133
                                                   ========         ========        ========

---------------
(1) Net sales are attributed to countries based on location of customer.

(2) Long-lived assets are located in the respective geographic regions.

     At June 30, 2001, the net assets of Cannondale Europe, Cannondale Japan and Cannondale Australia were $12,640,000, $380,000 and $1,146,000, respectively.

14. SHIPPING AND HANDLING FEES AND COSTS

     We have restated fiscal 2000 and 1999 net sales and selling, general and administrative expenses pursuant to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." In accordance with such, we have included all shipping and handling billings to customers in net sales, and freight costs incurred for product shipments have been included in selling, general and administrative expenses. Previously, we offset shipping and handling charges billed to customers and the related freight costs within selling, general and administrative expenses. For the years ended June 30, 2001, July 1, 2000 and July 3, 1999, we included shipping and handling billings of approximately $1,732,000, $1,931,000 and $1,946,000, respectively, in net sales, and freight costs of approximately $3,009,000, $3,518,000 and $3,634,000, respectively, in selling, general and administrative expenses.

15. RELATED PARTY TRANSACTIONS

     During fiscal 1999, we provided Joseph Montgomery, our Chairman, President and Chief Executive Officer, with a loan in the principal amount of $10.0 million for the purchase of certain real property. This loan was combined with a previous loan in the principal amount of $2.0 million which enabled him to meet certain tax obligations in April 1998. The interest rate on the loan was set at the prime rate as published in the Wall Street Journal from time to time, and the loan was secured by a pledge to us of all of the shares of our common stock held by Mr. Montgomery and by a third mortgage on certain real property. We deferred the first interest payment of approximately $900,000 payable by Mr. Montgomery due August 1, 1999 pursuant to the terms of the loan. Under the terms of the deferral, Mr. Montgomery was obligated to sell 75,000 shares of his Cannondale stock per quarter beginning in the third quarter of fiscal 2000, and the net proceeds of such sales were to be remitted to us to pay the deferred interest. The stock selling program by Mr. Montgomery was subject to applicable securities laws and other restrictions which precluded him from selling a total of 75,000 shares per quarter. During the third and fourth quarters of fiscal 2000, Mr. Montgomery sold 98,100 shares of his stock pursuant to the terms of the agreement, thus reducing his deferred interest balance by approximately

                    CANNONDALE CORPORATION AND SUBSIDIARIES

$614,000. We also deferred the interest payment due August 1, 2000 of approximately $1.1 million until August 28, 2000. At such time, Mr. Montgomery paid $1.4 million to us as full payment of all deferred interest and accrued interest thereon. In December 2000, Mr. Montgomery repaid his entire $12.0 million obligation to us, plus accrued interest of approximately $431,000.

     During fiscal 2001, we issued a $2.0 million debenture to Mr. Montgomery which is due June 28, 2005 and is convertible into shares of our common stock at an initial conversion price of $4.50 per share. The debenture bears interest at 8.0%, and we accrued $28,000 in interest payable to Mr. Montgomery as of June 30, 2001. This interest payable is included in "Other accrued expenses" on the Consolidated Balance Sheet at June 30, 2001.

     During fiscal 1998, we purchased a Cessna Citation Jet aircraft from JSM, Inc. ("JSM"), a corporation of which Mr. Montgomery is the sole stockholder, for $2.8 million and terminated our lease with JSM for the rental of this aircraft. The purchase price of the Cessna Citation Jet aircraft was determined based on independent valuations of the market value of the aircraft. We also assumed the obligations of JSM Aviation, LLC ("JSM LLC"), a Connecticut limited liability company in which Mr. Montgomery and a Cannondale director are each members, as sublessee under a hangar lease which houses the Cessna Citation jet aircraft. As part of the assumption of the hangar lease obligations, we reimbursed JSM LLC $160,922 for the cost of certain leasehold improvements made to the hangar by JSM LLC. We use the Cessna Citation Jet aircraft largely for transporting personnel between our Connecticut headquarters and our Pennsylvania manufacturing facilities, and we anticipate that we will have an increased need for an aircraft in connection with the growth of the business. In connection with the purchase of the Cessna Citation Jet aircraft, we also purchased, for $500,000, JSM's right to acquire a Learjet aircraft. JSM had entered into a contract with Learjet, Inc. to purchase an aircraft, and had paid Learjet $500,000 as a deposit with respect to such purchase. We had assumed JSM's rights and obligations under this contract. In the second quarter of fiscal 2000, we decided not to purchase the Learjet aircraft and, accordingly, the deposit was returned to us with accrued interest thereon.

     During fiscal 1999, we entered into a $2.9 million sale-leaseback transaction for the Cessna Citation Jet (See Note 10). The lease provides JSM with the right of first refusal should we purchase the aircraft pursuant to the terms of the lease agreement.

     We have provided three of our officers with interest-free loans to enable them to purchase homes in the vicinity of our headquarters. As of June 30, 2001 and July 1, 2000, $1,282,000 and $1,090,000, respectively, had been loaned to the officers. Two of the loans mature on December 29, 2006 and September 1, 2007, respectively, at which dates the entire principal balance of each of the respective loans is due. The remaining note receivable, originally a salary advance, was converted into a demand note during fiscal 2000 and is included in the total loan amount stated above.

     During fiscal 2001, we paid James Scott Montgomery approximately $99,000 for consulting services and approximately $31,000 as reimbursement for expenses. Mr. Montgomery is a director of Cannondale and the son of Joseph Montgomery. We also granted James Scott Montgomery 75,000 options during fiscal 2001 to purchase our common stock. These options are exercisable over a three-year vesting period, beginning one year after the date of grant, at an exercise price per share equal to the fair market value of our common stock at the date of grant.

     We have entered into various employment, non-competition and severance agreements with our executive officers which provide these executives with certain benefits if their employment with us is terminated for any reason (other than death or disability) after a change of control. These benefits vary among the executives but may include lump sum payments based on the executives' prior salary and bonus, the forgiveness of certain indebtedness to us, the payment of certain benefits, such as medical insurance and tax and financial planning services, and payments to reimburse the executives for certain tax obligations. Assuming a change of control occurred as of June 30, 2001 and the subsequent termination of employment of

                    CANNONDALE CORPORATION AND SUBSIDIARIES
each of the executive officers party to one or more of the various agreements discussed above, the aggregate amount payable by us to these executive officers would have been approximately $6.5 million.

16. LITIGATION

     We currently and from time to time are involved in product liability lawsuits and other litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on our results of operations, cash flows or financial condition; however, due to the inherent uncertainty of litigation we can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, cash flows or financial condition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CANNONDALE CORPORATION

September 28, 2001                        /s/       WILLIAM A. LUCA
                                          --------------------------------------
                                                     William A. Luca
                                                Vice President of Finance,
                                          Treasurer, Chief Financial Officer and
                                                 Chief Operating Officer

     KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William A. Luca his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

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

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

/s/ JOSEPH S. MONTGOMERY                             Chairman, President, Chief      September 28, 2001
---------------------------------------------------    Executive Officer and
    Joseph S. Montgomery                               Director (Principal
                                                       Executive Officer)

/s/ WILLIAM A. LUCA                                  Vice President of Finance,      September 28, 2001
---------------------------------------------------    Treasurer, Chief Financial
    William A. Luca                                    Officer, Chief Operating
                                                       Officer and Director
                                                       (Principal Financial
                                                       Officer)

/s/ DANIEL C. ALLOWAY                                Vice President of Sales and     September 28, 2001
---------------------------------------------------    Director
    Daniel C. Alloway

/s/ JOHN P. MORIARTY                                 Assistant Treasurer and         September 28, 2001
---------------------------------------------------    Assistant Secretary, Chief
    John P. Moriarty                                   Accounting Officer
                                                       (Principal Accounting
                                                       Officer)

/s/ JAMES S. MONTGOMERY                              Director                        September 28, 2001
---------------------------------------------------
    James S. Montgomery

/s/ GREGORY GRIFFIN                                  Director                        September 28, 2001
---------------------------------------------------
    Gregory Griffin

/s/ JOHN SANDERS                                     Director                        September 28, 2001
---------------------------------------------------
    John Sanders

/s/ MICHAEL J. STIMOLA                               Director                        September 28, 2001
---------------------------------------------------
    Michael J. Stimola

/s/ SALLY G. PALMER                                  Director                        September 28, 2001
---------------------------------------------------
    Sally G. Palmer

                                                                     SCHEDULE II

                    CANNONDALE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE AT     CHARGED TO    CHARGED TO                   BALANCE AT
                                    BEGINNING OF    COSTS AND       OTHER                        END OF
DESCRIPTION                            PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS       PERIOD
-----------                         ------------    ----------    ----------    ----------     ----------
                                                               (IN THOUSANDS)
ALLOWANCE FOR BAD DEBTS,
  DISCOUNTS, CREDITS AND RETURNS
  AND LATE CHARGES
  Year ended June 30, 2001........    $10,076        $11,360        $(596)(a)    $ (9,570)(b)   $11,270
                                      =======                                                   =======
  Year ended July 1, 2000.........    $10,074        $11,027        $(346)(a)    $(10,679)(b)   $10,076
                                      =======                                                   =======
  Year ended July 3, 1999.........    $ 8,479        $ 9,498        $(361)(a)    $ (7,542)(b)   $10,074
                                      =======                                                   =======
RESERVE FOR OBSOLETE INVENTORIES
  Year ended June 30, 2001........    $ 1,879        $ 4,437        $ (71)(a)    $ (3,691)(c)   $ 2,554
                                      =======                                                   =======
  Year ended July 1, 2000.........    $ 1,661        $ 2,157        $   9 (a)    $ (1,948)(c)   $ 1,879
                                      =======                                                   =======
  Year ended July 3, 1999.........    $   806        $ 2,309        $   5 (a)    $ (1,459)(c)   $ 1,661
                                      =======                                                   =======

---------------
(a) Amounts charged to foreign currency translation account.

(b) Discounts, late charges and uncollectible accounts written off, net of recoveries.

(c) Inventory disposed.