Form 10-Q
period 2001-09-29
CANNONDALE CORP /
filed 2001-11-13
CIK 930795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 29, 2001

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

    ------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of November 7, 2001 was 7,543,364.

                                      INDEX

                                                                            Page

Part I  Financial Information

        Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets as of September 29, 2001,
           June 30, 2001 and September 30, 2000...............................1

           Condensed Consolidated Statements of Operations for the three months ended September 29, 2001 and September 30, 2000.............2

           Condensed Consolidated Statements of Cash Flows for the three months ended September 29, 2001 and September 30, 2000.............3

           Notes to Condensed Consolidated Financial Statements...............4

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................12

        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk.................................................15

Part II  Other Information

        Item 6.  Exhibits and Reports on Form 8-K............................16
Signature....................................................................17

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 SEPTEMBER 29,   JUNE 30, 2001  SEPTEMBER 30,
                                                      2001                           2000
                                                  (UNAUDITED)                     (UNAUDITED)
                                                 ------------    -------------  -------------
ASSETS
Current assets:
   Cash......................................    $      929      $    2,155     $    2,748
   Trade accounts receivable, less allowances
      of $11,710, $11,270 and $10,537........        38,604          43,762         42,249
   Inventories...............................        41,836          37,759         41,092
   Prepaid expenses and other current assets.         2,928           2,773          2,956
   Deferred income taxes.....................             -               -          5,715
   Interest receivable from a related party..             -               -            196
                                                 ----------      ----------     ----------
   Total current assets......................        84,297          86,449         94,956
   Property, plant and equipment, net........        35,042          35,628         38,824
   Notes receivable and advances to related
      parties................................         1,391           1,441         13,231
   Other assets..............................         4,044           4,273          7,534
                                                 ----------      ----------     ----------
   Total assets..............................    $  124,774      $  127,791     $  154,545
                                                 ==========      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................    $   16,889      $   15,351     $   14,429
   Revolving credit advances.................         2,614             866          1,384
   Income taxes payable......................           321             294            783
   Deferred income taxes.....................            60              81              -
   Warranty and other accrued expenses.......         7,689           8,279          6,713
   Current installments of long-term debt....         4,993           5,004          4,393
                                                 ----------      ----------     ----------
Total current liabilities....................        32,566          29,875         27,702
Long-term debt, less current installments....        43,978          46,434         58,467
Subordinated debenture to a related party....         2,000           2,000              -
Other noncurrent liabilities.................           417             427            415
                                                 ----------      ----------     ----------
Total liabilities............................        78,961          78,736         86,584
                                                 ----------      ----------     ----------
Commitments and contingencies................             -               -              -

Stockholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 40,000,000
      Issued shares - 8,836,264, 8,836,264
        and 8,808,125........................            88              88             88
   Additional paid-in capital................        58,423          58,423         57,935
   Retained earnings.........................        14,360          18,483         37,175
   Less 1,292,900 shares in treasury at cost.       (20,162)        (20,162)       (20,162)
   Accumulated other comprehensive loss......        (6,896)         (7,777)        (7,075)
                                                 ----------      ----------     ----------
Total stockholders' equity...................        45,813          49,055         67,961
                                                 ----------      ----------     ----------
Total liabilities and stockholders' equity...    $  124,774      $  127,791     $  154,545
                                                 ==========      ==========     ==========


                            SEE ACCOMPANYING NOTES.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                THREE MONTHS ENDED     THREE MONTHS ENDED
                                                   SEPTEMBER 29,          SEPTEMBER 30,
                                                       2001                   2000
                                                       ----                   ----
                                                    (UNAUDITED)            (UNAUDITED)

Net sales.................................          $   34,154           $   36,687
Cost of sales.............................              27,001               26,725
                                                    ----------           ----------
Gross profit..............................               7,153                9,962
                                                    ----------           ----------

Expenses:
    Selling, general and administrative...               9,033                9,469
    Research and development..............               1,269                1,962
                                                    ----------           ----------
                                                        10,302               11,431
                                                    ----------           ----------
Operating loss............................              (3,149)              (1,469)
                                                    ----------           ----------

Other income (expense):
    Interest expense......................              (1,148)              (1,788)
    Other income..........................                  94                  274
                                                    ----------           ----------
                                                        (1,054)              (1,514)
                                                    ----------           ----------

Pretax loss...............................              (4,203)              (2,983)
Income tax benefit........................                  80                1,356
                                                    ----------           ----------
Net loss..................................          $   (4,123)          $   (1,627)
                                                    ==========           ==========

Basic and diluted loss per share..........          $    (0.55)          $    (0.22)
                                                    ==========           ==========


                            SEE ACCOMPANYING NOTES.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                              THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                             SEPTEMBER 29,     SEPTEMBER 30,
                                                                  2001              2000
                                                                  ----              ----
                                                               (UNAUDITED)       (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES...............        $  1,298           $  3,241
                                                                --------           --------

INVESTING ACTIVITIES:
Loans provided to related parties.......................              (3)               (47)
Repayments of loans provided to related parties.........              55                 13
Capital expenditures....................................          (1,104)              (807)
Proceeds from sale of equipment.........................               8                  -
                                                                --------           --------
Net cash used in investing activities...................          (1,044)              (841)
                                                                --------           --------

FINANCING ACTIVITIES:
Net proceeds from (repayments of) borrowings under
   short-term revolving credit agreements...............           1,676               (719)
Net repayments of borrowings under long-term debt and
   capital lease agreements.............................          (3,040)            (4,140)
                                                                --------           --------
Net cash used in financing activities...................          (1,364)            (4,859)
                                                                --------           --------

Effect of exchange rate changes on cash.................            (116)               143
                                                                --------           --------

Net decrease in cash....................................          (1,226)            (2,316)
Cash at beginning of period.............................           2,155              5,064
                                                                --------           --------
Cash at end of period...................................        $    929           $  2,748
                                                                ========           ========


                            SEE ACCOMPANYING NOTES.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (together with its subsidiaries collectively referred to as we, us and our) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 2001 included in our annual report on Form 10-K.

The Condensed Consolidated Balance Sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

RECLASSIFICATIONS

Certain fiscal 2001 amounts have been reclassified to conform to the current year's presentation.

ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill in a business combination. SFAS No. 142 requires that goodwill and other indefinite lived intangible assets may no longer be amortized but must be reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill and other indefinite lived intangible assets are required to be tested for impairment between annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. We adopted SFAS No. 142 as of the beginning of fiscal 2002; such adoption did not have a material effect on our operating results or financial position as no impairment charges were recorded at that time. The net book value of goodwill as of September 29, 2001 was $215,000.

The FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposals of Long-Lived Assets," which broadens the presentation of discontinued operations within financial statements to include more disposal transactions. The Statement permits a component of an entity (rather than a segment) with distinguishable operations and cash flows to be eligible for

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

discontinued
operation disclosure in the financial statements, and it requires that future operating losses from discontinued operations be recognized in the periods in which losses are incurred rather than as of the measurement date. In addition, the Statement prescribes that goodwill is no longer allocated to long-lived assets for purposes of impairment testing, and describes a probability-weighted cash flow estimation approach to determine recovery of the carrying amounts of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, we cannot estimate the impact on our operating results or financial position as a result of adopting this Statement.


2.  INVENTORIES

The components of inventories are as follows (in thousands):


                                                 SEPTEMBER 29,                    SEPTEMBER 30,
                                                     2001        JUNE 30, 2001        2000
                                                  (UNAUDITED)                      (UNAUDITED)
                                                 -----------     -------------    -------------
Raw materials...............................      $  23,171        $  21,682        $  24,561
Work-in-process.............................          3,620            2,514            2,084
Finished goods..............................         18,189           16,117           16,536
                                                 ----------       ----------       ----------
                                                     44,980           40,313           43,181
Less reserve for obsolete inventories.......         (3,144)          (2,554)          (2,089)
                                                ------------     ------------     ------------
                                                  $  41,836        $  37,759        $  41,092
                                                  =========        =========        =========

3.  LOSS PER SHARE AMOUNTS

The following tables present the numerator and denominator of the basic and diluted loss per share computations and other related disclosures required by SFAS No. 128, "Earnings Per Share" (in thousands, except loss per share data):

                                                  THREE MONTHS      THREE MONTHS
                                                      ENDED            ENDED
                                                  SEPTEMBER 29,    SEPTEMBER 30,
                                                      2001              2000
                                                      ----              ----
                                                   (UNAUDITED)      (UNAUDITED)
NUMERATOR:
Numerator for basic and diluted loss per
  share-net loss............................        $  (4,123)      $    (1,627)

DENOMINATOR:
Denominator for basic and diluted loss per
  share-weighted-average shares.............            7,543             7,515
                                                   ----------        ----------

Basic and diluted loss per share............       $    (0.55)        $   (0.22)
                                                   ===========        ==========

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In the following table, we summarize the average number of options to purchase shares of our common stock at the respective ranges of exercise prices which we did not include in the computation of diluted loss per share. For the periods indicated, inclusion of such options would result in an antidilutive effect due to the net loss incurred.

                                             OPTIONS    RANGE OF EXERCISE PRICES
                                             -------    ------------------------
THREE MONTHS ENDED SEPTEMBER 29, 2001...    3,184,254        $ 0.34 - $10.38
THREE MONTHS ENDED SEPTEMBER 30, 2000...    2,507,112        $ 0.34 - $15.00

We did not include the 977,777 potentially convertible shares related to the 8.0% subordinated debentures in the computation of diluted loss per share for the three months ended September 29, 2001 as the effect would be antidilutive due to the net loss incurred.

4.  COMPREHENSIVE INCOME (LOSS)

Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income," our comprehensive loss is as follows, (in thousands):

                                                 THREE MONTHS      THREE MONTHS
                                                    ENDED              ENDED
                                                SEPTEMBER 29,      SEPTEMBER 30,
                                                     2001               2000
                                                     ----               ----
                                                 (UNAUDITED)        (UNAUDITED)

Net loss....................................     $   (4,123)         $  (1,627)
Net accumulated derivative gains (losses)...           (134)               115
Foreign currency translation gains (losses).          1,015             (1,213)
                                                 ----------          ---------
Total comprehensive loss....................     $   (3,242)         $  (2,725)
                                                 ==========          =========

The accumulated derivative gain and loss activity relating to cash flow hedges for the three months ended September 29, 2001 and September 30, 2000 is as follows (in thousands):

                                                 THREE MONTHS       THREE MONTHS
                                                     ENDED             ENDED
                                                 SEPTEMBER 29,     SEPTEMBER 30,
                                                     2001               2000
                                                     ----               ----
                                                  (UNAUDITED)       (UNAUDITED)

Beginning accumulated derivative gains......        $    16          $      -
Revaluations of cash flow hedge derivatives.           (126)              244
Net reclassifications to earnings...........             (8)             (129)
                                                    -------          --------
Ending net accumulated derivative gains
  (losses)..................................        $  (118)         $    115
                                                    =======          ========

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The components of the accumulated other comprehensive loss are as follows (in thousands):


                                               SEPTEMBER 29,     JUNE 30,     SEPTEMBER 30,
                                                    2001            2001           2000
                                                    ----            ----           ----
                                                (UNAUDITED)                   (UNAUDITED)

Net accumulated derivative gains (losses)...    $   ( 118)     $      16      $     115
Foreign currency translation adjustments....       (6,778)        (7,793)        (7,190)
                                                ---------      ---------      ---------
Accumulated other comprehensive loss........    $  (6,896)     $  (7,777)     $  (7,075)
                                                =========      =========      =========

5.  OPERATIONS BY INDUSTRY SEGMENTS

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," our reportable segments are Bicycles and Motorsports. We operate predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle-related products are aggregated in the Bicycle segment. We are also an emerging player in the motorsports industry with our line of ATVs and our motocross motorcycles, related accessories and clothing. There are no sales between the segments.

Summarized segment data is as follows (in thousands):

                                                THREE MONTHS      THREE MONTHS
                                                   ENDED             ENDED
                                               SEPTEMBER 29,     SEPTEMBER 30,
                                                    2001              2000
                                                    ----              ----
                                                (UNAUDITED)       (UNAUDITED)

Net sales to external customers:
    Bicycles...............................     $   33,039         $  35,148
    Motorsports............................          1,115             1,539
                                                ----------         ---------
                                                $   34,154         $  36,687
                                                ==========         =========
Operating income (loss):
    Bicycles...............................     $    2,768         $   1,810
    Motorsports............................         (5,917)           (3,279)
                                                ----------         ---------
                                                $   (3,149)        $  (1,469)
                                                ==========         =========

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


We evaluate performance of our segments based on profit or loss from operations. The amounts below are not allocated between the segments (in thousands):


                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                           SEPTEMBER 29,         SEPTEMBER 30,
                                                2001                 2000
                                                ----                 ----
                                            (UNAUDITED)           (UNAUDITED)

Total operating loss for reportable
  segments...........................        $  (3,149)           $  (1,469)

Other income (expense):
    Interest expense.................           (1,148)              (1,788)
    Other income.....................               94                  274
                                             ---------            ---------
                                                (1,054)              (1,514)
                                             ---------            ---------
Pretax loss..........................           (4,203)              (2,983)

Income tax  benefit..................               80                1,356
                                             ---------            ---------

Net loss.............................        $  (4,123)           $  (1,627)
                                             =========            =========

Summarized segment assets are as follows (in thousands):


                                           SEPTEMBER 29, 2001    JUNE 30, 2001    SEPTEMBER 30, 2000
                                           ------------------    -------------    ------------------
                                              (UNAUDITED)                            (UNAUDITED)
Indentifiable assets:
   Bicycles...........................          $   99,210         $  103,024        $   135,024
   Motorsports........................              25,564             24,767             19,521
                                                ----------         ----------        -----------
                                                $  124,774         $  127,791        $   154,545
                                                ==========         ==========        ===========

6.  NET DEFERRED TAX ASSETS

The significant components of our deferred tax assets and liabilities at September 29, 2001, June 30, 2001 and September 30, 2000 are as follows (in thousands):


                                                 SEPTEMBER 29,      JUNE 30,       SEPTEMBER 30,
                                                     2001             2001             2000
                                                     ----             ----             ----
                                                  (UNAUDITED)                       (UNAUDITED)
Deferred tax assets:
    Accounts receivable and inventory
       reserves...........................       $    3,002      $     2,524       $     2,299
    Accrued liabilities...................            1,077            1,187             1,140
    Tax credits and NOL carryforwards.....           18,744           12,017             6,392
    Other.................................              870              805             1,003
                                                 ----------      -----------       -----------
    Total deferred assets.................           23,693           16,533            10,834
                                                 ----------      -----------       -----------




                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                 SEPTEMBER 29,      JUNE 30,       SEPTEMBER 30,
                                                     2001             2001             2000
                                                     ----             ----             ----
                                                  (UNAUDITED)                       (UNAUDITED)

Deferred tax liabilities:
    Tax over book depreciation............           (1,273)          (1,415)           (1,541)

    Accounts receivable fair value                     (215)            (286)             (501)
       adjustment.........................
    Other.................................           (2,390)          (1,830)             (983)
                                                 ----------      -----------       -----------
    Total deferred liabilities............           (3,878)          (3,531)           (3,025)
                                                 ----------      -----------       -----------

Net deferred tax asset before valuation
   allowance..............................           19,815           13,002             7,809
Valuation allowance.......................          (19,875)         (13,083)                -
                                                 ----------      -----------       -----------

Net deferred tax asset (liability)........       $      (60)     $       (81)      $     7,809
                                                 ==========      ===========       ===========


We established a valuation allowance as of December 30, 2000 for the excess of Cannondale U.S. and Cannondale Japan's deferred tax assets over deferred tax liabilities, and have adjusted the valuation allowance on a quarterly basis since that time. Although we ultimately expect to realize these tax benefits in future years, SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. The deferred tax assets will be recognized in future periods to the extent that we reasonably expect such assets to be realized. If we determine a portion or all of the valuation allowance to be unnecessary, the related tax benefits will be recorded at such time.

During the first quarter of fiscal 2002, Cannondale U.S. received dividends from Cannondale Europe totalling approximately $1.6 million. Cannondale U.S. has provided for additional U.S. federal income taxes representing the net tax impact of the dividends after the effect of foreign tax credit adjustments, which offset the majority of the U.S. federal income taxes generated by these dividends.

7.  DERIVATIVES AND HEDGING ACTIVITIES

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

At September 29, 2001, we had approximately $29.0 million of forward exchange contracts outstanding. Of these contracts outstanding, approximately $23.3 million were designated as effective cash flow hedges. We use forward foreign currency contracts as cash flow hedges to

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. For these foreign currency forward contracts designated as cash flow hedges, we report the changes in fair value as a component of other comprehensive income and reclassify such amounts into earnings in the same period or periods which the underlying hedged transactions affect earnings. The total net accumulated derivative losses of $118,000 included in the accumulated other comprehensive loss at September 29, 2001 are expected to be reclassified into earnings within the next 12 months upon settlement of the related hedged item (accounts receivable or sale of inventory to a third party). There was no hedge ineffectiveness between the forward contract derivatives and the underlying hedged items relating to these cash flow hedges during the first quarter of fiscal 2002 as both were equally affected by exchange rate fluctuations. The net expense relating to amortization of premiums and discounts of cash flow hedges was not material to either our operating results or financial position for the quarter ended September 29, 2001 and is included in other income (expense) on the Condensed Consolidated Statement of Operations. As of September 29, 2001, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was nine months.

The remaining foreign exchange contracts outstanding at September 29, 2001 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

At September 29, 2001, the fair value of forward foreign contracts in gain (i.e. asset) positions was approximately $227,000, and the fair value of forward foreign contracts in loss (i.e. liability) positions was approximately ($332,000). These fair values were determined based upon current forward rates applicable to the remaining terms of the forward contracts as of September 29, 2001.

8.  SHIPPING AND HANDLING FEES AND COSTS


In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", we have included all shipping and handling billings within net sales, and freight costs incurred for product shipments within selling, general and administrative expenses. For the quarterly periods ended September 29, 2001 and September 30, 2000, shipping and handling billings of approximately $534,000 and $449,000, respectively, have been included in net sales, and freight costs of approximately $593,000 and $764,000, respectively, have been included in selling, general and administrative expenses.

9. LONG-TERM DEBT

As of September 29, 2001, we were not in compliance with one of the financial covenants of our borrowing facilities with The CIT Group/Business Credit Inc. and Ableco Finance LLC. The lenders have waived the covenant non-compliance and the financing agreements with these lenders will be amended effective as of Septmeber 29, 2001.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  LITIGATION

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES. Our net sales decreased to $34.2 million in the first quarter of fiscal 2002 from $36.7 million in the first quarter of fiscal 2001, a decrease of approximately $2.5 million or 7%. Included in the above sales amounts are motorsports sales of approximately $1.1 million for the first quarter of fiscal 2002 and approximately $1.5 million for the first quarter of fiscal 2001. The sales shortfall for the first quarter of fiscal 2002 compared to the same period last year is primarily attributable to the delay in receipt of parts from our suppliers coupled with a slowdown in consumer demand. In addition, motorsports shipments were interrupted due to the unavailability of parts.

GROSS PROFIT. Gross profit was $7.2 million in the first quarter of fiscal 2002, a decrease of approximately $2.8 million from the gross profit in the first quarter of fiscal 2001 of $10.0 million. Gross profit as a percentage of net sales in the first quarter of fiscal 2002 decreased to 20.9% compared to 27.2% for the first quarter of fiscal 2001. The decrease in gross profit dollars and gross profit as a percentage of net sales was primarily attributable to the continuing production start-up costs of the motorsports products which were not proportionately offset by revenues. Bicycle margins for the first quarter of fiscal 2002 were 33.5% compared to 32.9% in the prior year primarily as a result of a more favorable product mix coupled with cost reductions.

OPERATING EXPENSES. Operating expenses were $10.3 million for the first quarter of fiscal 2002, a decrease of $1.1 million, or 10%, from the $11.4 million recorded for the first quarter of fiscal 2001.

Selling, general and administrative expenses decreased to $9.0 million for the first quarter of fiscal 2002, from $9.5 million recorded during the prior-year period. Decreased selling, general and administrative expenses during the first quarter of fiscal 2002 resulted from our continued cost-reduction efforts and a reduction in those Bicycle segment expenses tied directly to sales volume, such as warranty and freight. Motorsports selling, general and administrative expenses for the first quarter of fiscal 2002 were slightly higher than in the comparable prior-year period, primarily as a result of increased warranty and insurance costs. As a percentage of net sales, selling, general and administrative expenses represented 26.4% for the first quarter of fiscal 2002 compared to 25.8% for the prior-year period.

Research and development expenses decreased to $1.3 million in the first quarter of fiscal 2002, from $2.0 million recorded during the prior-year period. The decrease in research and development expenses during the first quarter of fiscal 2002 primarily reflects the transition of our new ATV models from the development stage to production, as well as the timing of bicycle research and development projects. We invested approximately $680,000 in research and development for our motorsports products during the first quarter of fiscal 2002 compared to approximately $992,000 during the same period last year. As a percentage of net sales, research and development expenses were 3.7% for the first quarter of fiscal 2002 compared to 5.3% for the first quarter of fiscal 2001.

OTHER INCOME (EXPENSE). Interest expense decreased to $1.1 million in the first quarter of fiscal 2002 from $1.8 million recorded during the prior-year period. Such decrease is a result of our lower average debt balances, due to the $12.0 million paydown of debt at the end of the second quarter of fiscal 2001, and lower interest rates, due to the decreases in the prime rate, for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. For the first quarters of fiscal 2002 and 2001, other income primarily consisted of finance charge income from accounts receivable, offset by foreign exchange losses; additionally, for the first quarter of fiscal 2001, interest income from the loan to Joseph Montgomery, totaling approximately $303,000, was included in other income.

INCOME TAXES. For the three months ended September 29, 2001, the income tax benefit was $80,000 compared to the income tax benefit of $1.4 million recorded for the three months ended September 30, 2000. The significant change in the income tax benefit relates to a deferred tax asset valuation allowance which we originally established in the second quarter of fiscal 2001. Although we ultimately expect to realize our net deferred tax assets in future years, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.3 million for the first quarter of fiscal 2002, a decrease of approximately $1.9 million compared to $3.2 million of net cash provided by operating activities for the first quarter of fiscal 2001. The decrease in net cash provided by operating activities during the first quarter of fiscal 2002 compared to the same period last year reflects the larger increase in bicycle inventories and no interest collections relating to the note from Joseph Montgomery, partially offset by a decrease in receivable levels and an increase in payable levels.

Capital expenditures were $1.1 million for the first quarter of fiscal 2002, compared to $800,000 for the first quarter of fiscal 2001. Our capital expenditures during the first quarters of fiscal 2002 and 2001 principally related to tooling used in the production of motorsports products.

Net cash used by financing activities for the first quarter of fiscal 2002 was $1.4 million, compared to the $4.9 million of net cash used in financing activities for the first quarter of fiscal 2001. The net cash used in financing activities during the first quarters of fiscal 2002 and 2001 primarily reflects the decreases in our working capital levels during the respective quarters and the corresponding reductions in our revolving debt. At September 29, 2001, the remaining availability under our revolving line of credit with the CIT Group/Business Credit Inc. was approximately $5.6 million, and availability under the borrowing facility with IFN Finance, B.V. was approximately $4.6 million.

As of September 29, 2001, we were not in compliance with one of the financial covenants of our borrowing facilities with The CIT Group/Business Credit Inc. and Ableco Finance LLC. The lenders have waived the covenant non-compliance and the financing agreements with these lenders will be amended as of September 29, 2001.

We expect that cash flow generated by our operations and borrowings under our financing facilities will be sufficient to meet our planned operating and capital requirements for at least the next 12 months in light of currently known and estimable trends.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated market performance, planned production and shipping of motorsports products, expected cash needs, availability of additional financing, future compliance with the terms and conditions of financing facilities and similar matters. In addition, the words "anticipate," "project," "plan," "intend," "estimate," "expect," "may," "believe" and similar words are intended to identify the statements that are forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including, but not limited to: seasonality, the timing of the introduction and the market acceptance of new products, competition, changes in foreign exchange rates, general economic conditions, credit risks related to our customer base, adverse weather, our reliance on key vendor and supplier relationships, the effectiveness of our dealer networks and our internal sales teams, our limited motorsports products experience, our ability to obtain additional equity or debt financing when needed, changes in discretionary consumer spending, our dependence on key personnel and potential dilution of shareholder ownership. Please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual report on Form 10-K for the fiscal year ended June 30, 2001 for a description of these risk factors which may affect our future results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market  risks  relating  to our  operations  result  primarily  from  changes in
interest   rates  and   foreign   exchange   rates,   as  well  as  credit  risk
concentrations. To address these risks, we enter into various hedging transactions as described below. We do not use financial instruments for trading purposes. For further discussion of the quantitative and qualitative aspects of market risk, see Part II Item 7A of our annual report on Form 10-K for the fiscal year ended June 30, 2001.

CREDIT RISKS.

Our customer base is comprised of specialty bicycle and motorsports retailers which are located principally throughout the United States and Europe. Our net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of our net sales during the first quarter of fiscal 2002. No single customer accounted for more than 5% of our net sales during the first quarter of fiscal 2002. As a result of the seasonality of our business, the payment terms offered to our bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors. For the majority of our motorsports sales, our dealers use a third-party financial services organization to finance their inventory purchases whereby we receive payment from such organization for all motorsports shipments within a specified period of time (not exceeding 60 days), less an interest factor. All other products are sold with payment terms from 30 to 60 days.

FOREIGN CURRENCY RISKS.

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

At September 29, 2001, we had approximately $29.0 million of forward exchange contracts outstanding. Of these contracts outstanding, approximately $23.3 million were designated as effective cash flow hedges. We use forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. For these foreign currency forward contracts designated as cash flow hedges, we report the changes in fair value as a component of other comprehensive income and reclassify such amounts into earnings in the same period or periods which the underlying hedged transactions affect earnings. As of September 29, 2001, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was nine months.

The remaining foreign exchange contracts outstanding at September 29, 2001 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

                            PART II OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           None.

           (b) Reports on Form 8-K

           We did not file any reports on Form 8-K during the quarter ended September 29, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CANNONDALE CORPORATION


Date: November 13, 2001                 /S/  WILLIAM A. LUCA
                                        -----------------------------
                                        William A. Luca
                                        Vice President of Finance, Treasurer,
                                        Chief Financial Officer and Chief
                                        Operating Officer
                                        (Principal Financial Officer
                                         and authorized signatory)