Form 10-Q
period 2001-12-29
CANNONDALE CORP /
filed 2002-02-12
CIK 930795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 29, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of February 8, 2002 was 7,560,321.

                                      INDEX

                                                                            PAGE

Part I  Financial Information

        Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets as of December 29,
           2001, June 30, 2001 and December 30, 2000..........................1

           Condensed Consolidated Statements of Operations for the three and six months ended December 29, 2001 and December 30, 2000.......2

           Condensed Consolidated Statements of Cash Flows for the six
           months ended December 29, 2001 and December 30, 2000...............3

           Notes to Condensed Consolidated Financial Statements...............4

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................12

        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk.................................................16

Part II  Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders.........17

        Item 6.  Exhibits and Reports on Form 8-K............................17

Signature....................................................................18

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                  DECEMBER 29,     JUNE 30,     DECEMBER 30,
                                                     2001            2001          2000
                                                  ------------     --------     ------------
                                                  (UNAUDITED)                   (UNAUDITED)
ASSETS
Current assets:
   Cash..................................        $    1,940      $    2,155      $   2,602
   Trade accounts receivable, less allowances
      of $11,569, $11,270 and $11,444....            43,000          43,762         46,546
   Inventories...........................            44,133          37,759         45,379
   Prepaid expenses and other current
   assets................................             3,671           2,773          3,114
                                                 ----------      ----------      ---------
   Total current assets..................            92,744          86,449         97,641
   Property, plant and equipment, net....            33,603          35,628         38,214
   Notes receivable and advances to related
      parties............................             1,385           1,441          1,293
   Other assets..........................             4,151           4,273          4,630
                                                 ----------      ----------      ---------
   Total assets..........................        $  131,883      $  127,791      $ 141,778
                                                 ==========      ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................        $   16,300      $   15,351      $  14,949
   Revolving credit advances.............             4,751             866          1,802
   Income taxes payable..................               368             294            105
   Deferred income taxes.................                21              81             23
   Warranty and other accrued expenses...             8,814           8,279          8,650
   Subordinated debenture to a
      related party......................             2,000               -              -
   Current installments of long-term
      debt...............................            56,747           5,004         58,022
                                                 ----------      ----------     ----------
Total current liabilities................            89,001          29,875         83,551
Long-term debt, less current
      installments.......................                 -          46,434              -
Subordinated debenture to a
      related party......................                 -           2,000              -
Other noncurrent liabilities.............               408             427            406
                                                 ----------      ----------     ----------
Total liabilities........................            89,409          78,736         83,957
                                                 ----------      ----------     ----------
Commitments and contingencies............                 -               -              -

Stockholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 40,000,000
      Issued shares - 8,853,221,
      8,836,264 and 8,821,871............                89              88             88
   Additional paid-in capital............            58,454          58,423         57,978
   Retained earnings.....................            10,954          18,483         26,604
   Less 1,292,900 shares in treasury at
      cost...............................           (20,162)        (20,162)       (20,162)
   Accumulated other comprehensive loss..            (6,861)         (7,777)        (6,687)
                                                 ----------      ----------     ----------
Total stockholders' equity...............            42,474          49,055         57,821
                                                 ----------      ----------     ----------
Total liabilities and stockholders'
      equity.............................        $  131,883      $  127,791     $  141,778
                                                 ==========      ==========     ==========

                             SEE ACCOMPANYING NOTES.


                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              THREE MONTHS  THREE MONTHS   SIX MONTHS    SIX MONTHS
                                                  ENDED        ENDED          ENDED        ENDED
                                              DECEMBER 29,  DECEMBER 30,   DECEMBER 29,  DECEMBER 30,
                                                  2001         2000           2001          2000
                                              ------------  ------------  ------------  ------------
                                                (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)

Net sales.................................     $   37,783     $   34,687     $  71,937    $   71,374
Cost of sales.............................         28,796         24,469        55,797        51,194
                                               ----------     ----------     ---------    ----------
Gross profit..............................          8,987         10,218        16,140        20,180
                                               ----------     ----------     ---------    ----------

Expenses:
    Selling, general and administrative...          9,828          8,801        18,861        18,270
    Research and development..............          1,376          1,955         2,645         3,917
                                               ----------     ----------     ---------    ----------
                                                   11,204         10,756        21,506        22,187
                                               ----------     ----------     ---------    ----------
Operating loss............................         (2,217)          (538)       (5,366)       (2,007)
                                               ----------     ----------     ---------    ----------
Other income (expense):
    Interest expense......................         (1,152)        (1,762)       (2,300)       (3,550)
    Other income (expense) ...............            (26)           117            68           391
                                               ----------     ----------     ---------    ----------
                                                   (1,178)        (1,645)       (2,232)       (3,159)
                                               ----------     ----------     ---------    ----------

Loss before income taxes and extraordinary
  item....................................         (3,395)        (2,183)       (7,598)       (5,166)
Income tax (expense) benefit .............            (11)        (7,836)           69        (6,480)
                                               ----------     ----------     ---------    ----------
Loss before extraordinary item............         (3,406)       (10,019)       (7,529)      (11,646)

Extraordinary loss from early
   extinguishment of debt, net of $0 tax
   benefit................................              -           (552)            -          (552)
                                               ----------     ----------     ---------    ----------
Net loss..................................     $   (3,406)    $  (10,571)    $  (7,529)   $  (12,198)
                                               ==========     ==========     =========    ==========


Basic and diluted loss per share before
   extraordinary item.....................     $    (0.45)    $    (1.34)    $   (1.00)   $    (1.55)
Extraordinary loss per share..............              -          (0.07)            -         (0.07)
                                               ----------     ----------     ---------    ----------

Basic and diluted loss per share..........     $    (0.45)    $    (1.41)    $   (1.00)   $    (1.62)
                                               ==========     ==========     =========    ==========


                             SEE ACCOMPANYING NOTES.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                            SIX MONTHS ENDED    SIX MONTHS ENDED
                                                            DECEMBER 29, 2001   DECEMBER 30, 2000
                                                            -----------------   -----------------
                                                               (UNAUDITED)         (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES...................       $  (7,848)           $  (3,012)
                                                               ---------            ---------

INVESTING ACTIVITIES:
Loans provided to related parties.......................              (3)                (118)
Repayments of loans provided to related parties.........              60               12,022
Capital expenditures....................................          (1,516)              (2,005)
Proceeds from sale of equipment.........................               8                   12
                                                               ---------            ---------
Net cash provided by (used in) investing activities.....          (1,451)               9,911
                                                               ---------            ---------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..............              32                   43
Payments for early extinguishment of debt...............               -              (12,000)
Net proceeds from (repayments of) borrowings under
   short-term revolving credit agreements...............           9,047                 (277)
Net proceeds from borrowings under long-term debt and
   capital lease agreements.............................               -                2,291
                                                               ---------            ---------
Net cash provided by (used in) financing activities.....           9,079               (9,943)
                                                               ---------            ---------

Effect of exchange rate changes on cash.................               5                  582
                                                               ---------            ---------

Net decrease in cash....................................            (215)              (2,462)
Cash at beginning of period.............................           2,155                5,064
                                                               ---------            ---------
Cash at end of period...................................       $   1,940            $   2,602
                                                               =========            =========

                             SEE ACCOMPANYING NOTES.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (together with its subsidiaries, collectively referred to as "we," "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six month periods ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 2001 included in our annual report on Form 10-K.

The Condensed Consolidated Balance Sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

RECLASSIFICATIONS

Certain fiscal 2001 amounts have been reclassified to conform to the current year's presentation.

ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill in a business combination. SFAS No. 142 requires that goodwill and other indefinite lived intangible assets may no longer be amortized but must be reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill and other indefinite lived intangible assets are required to be tested for impairment between annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. We adopted SFAS No. 142 as of the beginning of fiscal 2002; such adoption did not have a material effect on our operating results or financial position as no impairment charges were recorded at that time. The net book value of goodwill as of December 29, 2001 was $215,000.

The FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposals of Long-Lived Assets," which broadens the presentation of discontinued operations within financial statements to include more disposal transactions. The Statement permits a component of an entity (rather than a segment) with distinguishable operations and cash flows to be eligible for discontinued operation disclosure in the financial statements, and it requires that future operating losses from discontinued operations be recognized in the periods in which losses are incurred rather than as of the measurement date. In addition, the Statement prescribes that goodwill is no longer allocated to long-lived assets for purposes of impairment testing, and describes a probability-weighted cash flow estimation approach to determine recovery of the carrying amounts of long-lived assets. SFAS No. 144 is effective for fiscal

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



years beginning after December 15, 2001. At this time, we cannot estimate the impact on our operating results or financial position as a result of adopting this Statement.

2.  INVENTORIES

The components of inventories are as follows (in thousands):

                                  DECEMBER 29,                     DECEMBER 30,
                                     2001       JUNE 30, 2001         2000
                                 ------------   -------------      ------------
                                  (UNAUDITED)                      (UNAUDITED)

Raw materials...................  $  22,796        $  21,682        $  25,010
Work-in-process.................      4,023            2,514            2,802
Finished goods..................     20,085           16,117           19,928
                                  ---------        ---------        ---------
                                     46,904           40,313           47,740
Less reserve for obsolete
  inventories...................     (2,771)          (2,554)          (2,361)
                                  ---------        ---------        ---------
                                  $  44,133        $  37,759        $  45,379
                                  =========        =========        =========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.  LOSS PER SHARE AMOUNTS

The following tables present the numerator and denominator of the basic and diluted loss per share computations and other related disclosures required by SFAS No. 128, "Earnings Per Share" (in thousands, except loss per share data):


                                          THREE MONTHS     THREE MONTHS    SIX MONTHS     SIX MONTHS
                                             ENDED            ENDED          ENDED         ENDED
                                          DECEMBER 29,      DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                             2001              2000           2001           2000
                                             ----              ----           ----           ----
                                            (UNAUDITED)     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
NUMERATOR:

Numerator for basic and diluted loss
  per share - loss before
  extraordinary item...................      $  (3,406)     $   (10,019)   $  (7,529)   $    (11,646)
Extraordinary loss from early
  extinguishment of debt, net of $0
  tax benefit..........................              -             (552)           -            (552)
                                             ---------      -----------    ---------    ------------
Net loss...............................      $  (3,406)     $   (10,571)   $  (7,529)   $    (12,198)
                                             =========      ===========    =========    ============

DENOMINATOR:
Denominator for basic and diluted loss
  per share - weighted-average shares..          7,543            7,515        7,543          7,515
                                             ---------      -----------    ---------    -----------

Basic and diluted loss per share
  before extraordinary item............          (0.45)           (1.34)       (1.00)         (1.55)
Extraordinary loss per share...........              -            (0.07)           -          (0.07)
                                             ---------      -----------    ---------    -----------
Basic and diluted loss per share.......      $   (0.45)     $     (1.41)   $   (1.00)   $     (1.62)
                                             =========      ===========    =========    ===========


In the following table, we summarize the average number of options to purchase shares of our common stock at the respective ranges of exercise prices which we did not include in the computation of diluted loss per share. For the periods indicated, inclusion of such options would result in an antidilutive effect due to the net losses incurred.

                                         OPTIONS     RANGE OF EXERCISE PRICES
                                         -------     ------------------------

Three months ended December 29, 2001...  3,140,143        $ 0.34 - $10.38
Three months ended December 30, 2000...  2,455,722        $ 0.34 - $10.56
Six months ended December 29, 2001.....  3,162,199        $ 0.34 - $10.38
Six months ended December 30, 2000.....  2,481,417        $ 0.34 - $15.00

We did not include the 977,777 potentially convertible shares related to the 8.0% subordinated debentures in the computation of diluted loss per share for the three and six months ended December 29, 2001 as the effect would be antidilutive due to the net losses incurred.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4.  COMPREHENSIVE INCOME (LOSS)

Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income," our comprehensive loss is as follows, (in thousands):


                                          THREE MONTHS     THREE MONTHS    SIX MONTHS     SIX MONTHS
                                              ENDED           ENDED           ENDED          ENDED
                                          DECEMBER 29,     DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                              2001             2000           2001           2000
                                              ----             ----           ----           ----
                                           (UNAUDITED)     (UNAUDITED)     (UNAUDITED)    (UNAUDITED)

Net loss...............................     $  (3,406)      $   (10,571)      $  (7,529) $   (12,198)
Net accumulated derivative gains
  (losses).............................           402              (506)            268         (391)
Foreign currency translation gains
  (losses).............................          (367)              894             648         (319)
                                            ---------       -----------       ---------  -----------
Total comprehensive loss...............     $  (3,371)      $   (10,183)      $  (6,613) $   (12,908)
                                            =========       ===========       =========  ===========


The accumulated derivative gain and loss activity relating to cash flow hedges for the three and six months ended December 29, 2001 and December 30, 2000 is as follows (in thousands):


                                          THREE MONTHS     THREE MONTHS    SIX MONTHS     SIX MONTHS
                                              ENDED           ENDED           ENDED          ENDED
                                          DECEMBER 29,     DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                              2001             2000           2001           2000
                                              ----             ----           ----           ----
                                           (UNAUDITED)     (UNAUDITED)     (UNAUDITED)    (UNAUDITED)

Beginning net accumulated
  derivative gains (losses).........        $    (118)         $   115        $     16      $       -
Revaluations of cash flow hedge
  derivatives.......................              284             (310)            158            (66)
Net reclassifications to earnings...              118             (196)            110           (325)
                                            ---------          -------        --------      ---------
Ending net accumulated derivative
  gains (losses)....................        $     284          $  (391)       $    284      $    (391)
                                            =========          =======        ========      =========


The components of the accumulated other comprehensive loss are as follows (in thousands):

                                                 DECEMBER 29,      JUNE 30,     DECEMBER 30,
                                                      2001           2001           2000
                                                      ----           ----           ----
                                                   (UNAUDITED)                   (UNAUDITED)

Net accumulated derivative gains (losses)...        $     284     $      16      $    ( 391)
Foreign currency translation adjustments....           (7,145)       (7,793)         (6,296)
                                                    ---------     ---------      ----------
Accumulated other comprehensive loss........        $ ( 6,861)    $  (7,777)     $   (6,687)
                                                    =========     =========      ==========

5.  OPERATIONS BY INDUSTRY SEGMENTS

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," our reportable segments are Bicycles and Motorsports. We operate predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle-related products are aggregated in the Bicycle segment. We are also a participant in the motorsports industry with our line of ATVs, our motocross motorcycles, and related accessories and clothing. There are no sales between the segments.

Summarized segment data is as follows (in thousands):

                                      THREE MONTHS  THREE MONTHS   SIX MONTHS    SIX MONTHS
                                         ENDED         ENDED         ENDED         ENDED
                                      DECEMBER 29,  DECEMBER 30,  DECEMBER 29,  DECEMBER 30,
                                          2001          2000          2001          2000
                                          ----          ----          ----          ----
                                      (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)

Net sales to external customers:
    Bicycles....................         $  32,578     $  34,783     $  65,617   $  69,931
    Motorsports.................             5,205           (96)        6,320       1,443
                                         ---------     ---------     ---------   ---------
                                         $  37,783     $  34,687     $  71,937   $  71,374
                                         =========     =========     =========   =========
Operating income (loss):
    Bicycles....................         $   2,960     $   3,049     $   5,728   $   4,859
    Motorsports.................            (5,177)       (3,587)      (11,094)     (6,866)
                                         ---------     ---------     ---------   ---------
                                         $  (2,217)    $    (538)    $  (5,366)  $  (2,007)
                                         =========     =========     =========   =========


We evaluate performance of our segments based on profit or loss from operations. The amounts below are not allocated between the segments (in thousands):


                                     THREE MONTHS   THREE MONTHS   SIX MONTHS    SIX MONTHS
                                         ENDED          ENDED         ENDED         ENDED
                                     DECEMBER 29,   DECEMBER 30,  DECEMBER 29,  DECEMBER 30,
                                         2001           2000          2001          2001
                                         ----           ----          ----          ----
                                      (UNAUDITED)    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)

Total operating loss for
  reportable segments..............     $  (2,217)  $     (538)    $  (5,366)   $   (2,007)

Other income (expense):
    Interest expense...............        (1,152)      (1,762)       (2,300)       (3,550)
    Other income (expense) ........           (26)         117            68           391
                                        ---------   ----------     ---------    ----------
                                           (1,178)      (1,645)       (2,232)       (3,159)
                                        ---------   ----------     ---------    ----------
Loss before income taxes and
  extraordinary item...............        (3,395)      (2,183)       (7,598)       (5,166)
Income tax (expense) benefit.......           (11)      (7,836)           69        (6,480)
                                        ---------   ----------     ---------    ----------
Loss before extraordinary item.....        (3,406)     (10,019)       (7,529)      (11,646)
Extraordinary loss from early
   extinguishment of debt, net of
   $0 tax benefit..................             -         (552)            -          (552)
                                        ---------   ----------     ---------    ----------

Net loss...........................     $  (3,406)  $  (10,571)    $  (7,529)   $  (12,198)
                                        ==========  ==========     =========    ==========


                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Summarized segment assets are as follows (in thousands):

                           DECEMBER 29, 2001   JUNE 30, 2001   DECEMBER 30, 2000
                           -----------------   -------------   -----------------
                              (UNAUDITED)                         (UNAUDITED)
Identifiable assets:
    Bicycles..............     $  106,140        $  103,024        $   121,892
    Motorsports...........         25,743            24,767             19,886
                               ----------        ----------        -----------
                               $  131,883        $  127,791        $   141,778
                               ==========        ==========        ===========

6.  NET DEFERRED TAX ASSETS

The significant components of our deferred tax assets and liabilities at December 29, 2001, June 30, 2001 and December 30, 2000 are as follows (in thousands):



                                          DECEMBER 29, 2001  JUNE 30, 2001   DECEMBER 30, 2000
                                          -----------------  -------------   -----------------
                                             (UNAUDITED)                        (UNAUDITED)
Deferred tax assets:

    Accounts receivable and
       inventory reserves...........        $   2,832        $     2,524       $     2,329
    Accrued liabilities.............            1,188              1,187             1,179
    Tax credits and NOL
       carryforwards................           14,972             12,017             7,748
    Other...........................              919                805               914
                                            ---------        -----------       -----------
Total deferred assets...............           19,911             16,533            12,170
                                            ---------        -----------       -----------

Deferred tax liabilities:
    Tax over book depreciation......           (1,140)            (1,415)           (1,644)
    Accounts receivable fair value
       adjustment...................             (143)              (286)             (429)
    Other...........................           (2,621)            (1,830)           (1,318)
                                            ---------        -----------       -----------

    Total deferred liabilities......           (3,904)            (3,531)           (3,391)
                                            ---------        -----------       -----------

Net deferred tax asset before
  valuation allowance...............           16,007             13,002             8,779
Valuation allowance.................          (16,028)           (13,083)           (8,802)
                                            ---------        -----------       -----------

Net deferred tax liability..........        $     (21)       $       (81)      $       (23)
                                            =========        ===========       ===========

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

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



During the first quarter of fiscal 2002, Cannondale U.S. received dividends from Cannondale Europe totaling approximately $1.6 million. Cannondale U.S. has provided for additional U.S. federal income taxes representing the net tax impact of the dividends after the effect of foreign tax credit adjustments, which offset the majority of the U.S. federal income taxes generated by these dividends.

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

At December 29, 2001, we had approximately $23.5 million of forward exchange contracts outstanding. Of these contracts outstanding, approximately $18.9 million were designated as effective cash flow hedges. We use forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. For these foreign currency forward contracts designated as cash flow hedges, we report the changes in fair value as a component of other comprehensive income and reclassify such amounts into earnings in the same period or periods which the underlying hedged transactions affect earnings. The total net accumulated derivative gains of $284,000 included in the accumulated other comprehensive loss at December 29, 2001 are expected to be reclassified into earnings within the next 12 months upon settlement of the related hedged item (accounts receivable or sale of inventory to a third party). There was no hedge ineffectiveness between the forward contract derivatives and the underlying hedged items relating to these cash flow hedges during the second quarter or first six months of fiscal 2002 as both were equally affected by exchange rate fluctuations. The net expense relating to amortization of premiums and discounts of cash flow hedges was not material to either our operating results or financial position for the quarter and six months ended December 29, 2001 and is included in other income (expense) on the Condensed Consolidated Statement of Operations. As of December 29, 2001, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was six months.

The remaining foreign exchange contracts outstanding at December 29, 2001 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

At December 29, 2001, the fair value of forward foreign contracts in gain (i.e. asset) positions was approximately $596,000, and is included in "Prepaid expenses and other current assets" on the Condensed Consolidated Balance Sheet. The fair value of forward foreign contracts in loss (i.e. liability) positions was approximately ($233,000), and is included in "Warranty and other accrued expenses" on the Condensed Consolidated Balance Sheet at December 29, 2001. These fair values were determined based upon current forward rates applicable to the remaining terms of the forward contracts as of December 29, 2001.

8.  SHIPPING AND HANDLING FEES AND COSTS

In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," we have included all shipping and handling billings within net sales, and freight costs incurred for product shipments within selling, general and administrative expenses. For the quarterly periods ended December 29, 2001 and December 30, 2000, shipping and handling billings of approximately $501,000

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



and $321,000, respectively, have been included in net sales, and freight costs of approximately $833,000 and $584,000, respectively, have been included in selling, general and administrative expenses. For the six months ended December 29, 2001 and December 30, 2000, shipping and handling billings of approximately $1,036,000 and $813,000, respectively, have been included in net sales, and freight costs of approximately $1,426,000 and $1,330,000, respectively, have been included in selling, general and administrative expenses.

9.  LONG-TERM DEBT

We are not able to provide adequate assurances in accordance with generally accepted accounting principles that we will be able to maintain compliance with certain financial covenants contained in our financing agreements with Tyco Capital Corporation (formerly The CIT Group/Business Credit, Inc.) and Ableco Finance LLC which are to be determined as of the end of February 2002. We are currently holding discussions with these lenders to amend these covenants; however, we can give no assurance that we will be able to amend these covenants. Accordingly, all long-term debt has been reclassified to a current liability on the Condensed Consolidated Balance Sheet at December 29, 2001.

10.  EMPLOYEE STOCK PURCHASE PLAN

For the first offering period of fiscal 2002, our employees purchased 16,957 shares of our common stock at $1.90 per share.

11.  LITIGATION

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES. For the second quarter of fiscal 2002, our net sales increased to $37.8 million compared to $34.7 million in the second quarter of fiscal 2001, an increase of approximately $3.1 million or 9%. Included in the above sales amounts are motorsports sales of approximately $5.2 million for the second quarter of fiscal 2002. For the first six months of fiscal 2002, our net sales were $71.9 million compared to $71.4 million for the prior year period, with motorsports sales of $6.3 million and $1.4 million, respectively. The sales growth for the second quarter and first six months of fiscal 2002 compared to the same periods last year was attributable to the increase in motorsports shipments during the current year. During the second quarter of fiscal 2002, we began shipping two new 2002 ATV models and two new 2002 motorcycle models. Additionally, we began shipping our motorsports products to European dealers during the second quarter of fiscal 2002. For the fiscal 2002 quarterly and year-to-date periods, the growth in motorsports shipments was offset by lower bicycle shipments, as bicycle retailers continued to shift their inventory receipts closer to the time of expected sale in spring. As a result of this shift, we expect that bicycle sales will recover in the spring and early summer of 2002.

 GROSS PROFIT. Gross profit was $9.0 million in the second quarter of fiscal 2002, a decrease of approximately $1.2 million from the gross profit in the second quarter of fiscal 2001 of $10.2 million. Gross profit as a percentage of net sales in the second quarter of fiscal 2002 decreased to 23.8% compared to 29.5% for the second quarter of fiscal 2001. For the first six months of fiscal 2002, gross profit was $16.1 million compared to $ 20.2 million for the prior year period. Gross profit as a percentage of net sales for the first six months of fiscal 2002 was 22.4% compared to 28.3% for the prior year period. The decrease in gross profit dollars and gross profit as a percentage of net sales for the fiscal 2002 quarterly and year-to-date periods was primarily attributable to the continuing production start-up costs of the motorsports products which were not proportionately offset by revenues. Bicycle margins for the second quarter of fiscal 2002 strengthened to 35.1% from 33.7% in the prior year; similarly, our bicycle margins for the first six months of fiscal 2002 increased to 34.3% from 33.3% in the comparable prior year period. This growth in bicycle margins during the current year periods is a result of production efficiencies coupled with more favorable product mix as compared to the prior year periods.

OPERATING EXPENSES. Operating expenses were $11.2 million for the second quarter of fiscal 2002, an increase of approximately $400,000, or 4%, from the $10.8 million recorded for the second quarter of fiscal 2001. For the first six months of fiscal 2002, operating expenses were $21.5 million, a decrease of approximately $700,000, or 3%, from the $22.2 million recorded for the prior year period.

Selling, general and administrative expenses increased to $9.8 million for the second quarter of fiscal 2002, from $8.8 million recorded during the prior year period. For the first six months of fiscal 2002, selling, general and administrative expenses increased to $18.9 million from $18.3 million in the prior year period. The increase in selling, general and administrative expenses during the second quarter and first six months of fiscal 2002 resulted from our growth in motorsports sales activities. For the second quarter and first six months of fiscal 2002, motorsports selling general and administrative expenses were $2.1 million and $3.4 million respectively, compared to $763,000 and $1.4 million, respectively, for the prior year periods. During the current year periods, motorsports expenses tied directly to sales volume increased compared to the prior year periods, including such expenses as warranty and insurance costs. Conversely, bicycle selling, general and administrative expenses decreased during the current year periods due to our continued cost-reduction efforts and a reduction in bicycle segment expenses tied directly to sales volume, such as advertising and travel. As a percentage of net sales, selling, general and administrative expenses represented 26.2% for the first six months of fiscal 2002 compared to 25.6% for the prior year period.

Research and development expenses decreased to $1.4 million in the second quarter of fiscal 2002, from $2.0 million recorded during the prior year period. For the first six months of fiscal 2002, research and development expenses were $2.6 million compared to $3.9 million in the prior year period. The decrease in research and development expenses during the second quarter and first six months of fiscal 2002 primarily reflects the transition of our new ATV and motorcycle models from the development stage to production, as well as the timing of bicycle research and development projects. We invested approximately $641,000 in research and development for our motorsports products during the second quarter of fiscal 2002 compared to approximately $1.3 million during the same period last year. For the first six months of fiscal 2002, we invested approximately $1.3 million in research and development activities for our motorsports products compared to $2.3 million in the prior year period. As a percentage of net sales, research and development expenses were 3.7% for the first six months of fiscal 2002 compared to 5.5% for the first six months of fiscal 2001.

The extent and timing of any future profitability of Cannondale Corporation is dependent in part upon our ability to continually provide innovative products to both the bicycle and motorsports markets faster than our competitors. Currently, our bicycle-related projects focus upon developing new frame materials for lighter weight frames, as well as several new frame designs and suspension technologies. In addition, we have projects focusing on our patented HeadShok and Lefty front suspension technologies, as well as specific teams investigating cost-saving opportunities. The projects are expected to be completed between mid-2002 and mid-2003. Our motorsports research and development projects are currently focused upon the development of two new ATV models, one new motorcycle model, and modifications to existing models to comply with European specifications. These projects are expected to be completed by mid-2003. Due to the inherent uncertainties in developing new products and improving upon existing products, we cannot determine the additional costs necessary to complete these projects, nor can we assure that the projects will be completed by the dates estimated at this time.

OTHER INCOME (EXPENSE). Interest expense decreased to $1.2 million in the second quarter of fiscal 2002 from $1.8 million recorded during the prior year period. For the first six months of fiscal 2002, interest expense was $2.3 million compared to $3.6 million for the prior year period. The decreases in interest expense for the fiscal 2002 quarterly and year-to-date periods is a result of lower interest rates, primarily resulting from the decreases in the U.S. prime rate during fiscal 2002. During the prior year, Mr. Montgomery repaid his entire notes payable obligation to us totaling $12.0 million; we used the proceeds from the repayment to retire a portion of our long-term debt, which in turn lowered our fiscal 2001 interest expense. For the second quarters and first six months of fiscal 2002 and 2001, other income (expense) primarily consisted of finance charge income from accounts receivable, offset by foreign exchange losses.

INCOME TAXES. For the quarter ended December 29, 2001, income tax expense amounted to $11,000 compared to $7.8 million recorded for the prior year period. For the first six months of fiscal 2002, we recorded an income tax benefit of $69,000 compared to income tax expense of $6.5 million for the first six months of fiscal 2001. The significant change in the income tax amounts relates to the initial deferred tax asset valuation allowance which was established in the second quarter of fiscal 2001. Although we ultimately expect to realize our net deferred tax assets in future years, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7.8 million for the first six months of fiscal 2002, an increase of approximately $4.8 million compared to $3.0 million of net cash used in operating activities for the first six months of fiscal 2001. The increase in net cash used in operating activities during the first six months of fiscal 2002 compared to the same period last year reflects the larger increase in bicycle inventories, coupled with no interest collections relating to the note from Joseph Montgomery due to its repayment in full last year.

Capital expenditures were $1.5 million for the first six months of fiscal 2002, compared to $2.0 million for the first six months of fiscal 2001. Our capital expenditures during the fiscal 2002 and 2001 year-to-date periods principally related to tooling used in the production of motorsports products.

Net cash provided by financing activities for the first six months of fiscal 2002 was $9.1 million, compared to the $9.9 million of net cash used in financing activities for the corresponding period of fiscal 2001. The net cash provided by financing activities during the first six months of fiscal 2002 primarily reflects the borrowings under our revolving credit facilities for the purpose of funding working capital requirements. During the first six months of fiscal 2001, we used the proceeds from the repayment of the note from Joseph Montgomery to paydown $12.0 million of long-term debt. At December 29, 2001, the remaining availability under our revolving line of credit with Tyco Capital Corporation (formerly the CIT Group/Business Credit Inc.) was approximately $1.7 million, and availability under the borrowing facility with IFN Finance, B.V. was approximately $2.3 million.

We are not able to provide adequate assurances in accordance with generally accepted accounting principles that we will be able to maintain compliance with certain financial covenants contained in our financing agreements with Tyco Capital Corporation (formerly The CIT Group/Business Credit, Inc.) and Ableco Finance LLC which are to be determined as of the end of February 2002. We are currently holding discussions with these lenders to amend these covenants; however, we can give no assurance that we will be able to amend these covenants. Accordingly, all long-term debt has been reclassified to a current liability on the Condensed Consolidated Balance Sheet at December 29, 2001.

As a result of foregoing, we can give no assurance that future borrowings under our current financing facilities will be available or that we will be able to replace such facilities, and therefore we can give no assurance that we will be able to meet our planned operating and capital requirements in the foreseeable future or to repay the outstanding indebtedness under our current financing facilities.

CRITICAL ACCOUNTING POLICIES

During the preparation of financial statements, we use estimates and make judgments based upon the information known to us at that time in establishing our credits and returns, inventory and warranty reserves. For our bicycle reserves, historical information and trends serve as the primary basis for determining required reserve levels. However, due to the start-up nature of our motorsports business and the resulting lack of historical trend information, we use estimates and judgments to determine the adequate motosports reserve levels. Actual results could differ from our estimates.

We have provided for future credits to be issued to dealers related to current sales using estimates based upon information available at this time. We estimated the number of future product returns, as well as the amount of potential credit adjustments, based upon detailed information from our field sales force and customer service department. We have also established a lower of cost or market valuation reserve for our motorsports inventory based on the differences between our actual costs and average selling prices. In addition, our warranty reserves provide for the anticipated number of units we expect to repair multiplied by the anticipated cost to repair each unit. We have estimated the actual number of units to be returned and the actual cost to repair each unit. Although we use reasonable estimates based on the information available at this time, actual activity could vary from our estimates.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated market performance, planned production and shipping of motorsports products, expected cash needs, availability of additional financing, future compliance with the terms and conditions of financing facilities and similar matters. In addition, the words "anticipate," "project," "plan," "intend," "estimate," "expect," "may," "believe" and similar words are intended to identify the statements that are forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including, but not limited to: seasonality, the timing of the introduction and the market acceptance of new products, competition, changes in foreign exchange rates, general economic conditions, credit risks related to our customer base, adverse weather, our reliance on key vendor and supplier relationships, the effectiveness of our dealer networks and our internal sales teams, our limited motorsports products experience, our ability to obtain additional equity or debt financing when needed, changes in discretionary consumer spending, our dependence on key personnel and potential dilution of shareholder ownership. Please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual report on Form 10-K for the fiscal year ended June 30, 2001 for a description of these risk factors which may affect our future results. Readers should not place undue reliance on the forward-looking statements contained in this report. Except as required by law, we do not intend to update information contained in any of our forward-looking statements.

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

CREDIT RISKS.

Our customer base is comprised of specialty bicycle and motorsports retailers which are located principally throughout the United States and Europe. Our net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of our net sales during the first six months of fiscal 2002. No single customer accounted for more than 5% of our net sales during the first six months of fiscal 2002. As a result of the seasonality of our business, the payment terms offered to our bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors. For the majority of our motorsports sales, our dealers use a third-party financial services organization to finance their inventory purchases whereby we receive payment from such organization for all motorsports shipments within a specified period of time (not exceeding 120 days), less an interest factor. All other products are sold with payment terms from 30 to 180 days.

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

At December 29, 2001, we had approximately $23.5 million of forward exchange contracts outstanding. Of these contracts outstanding, approximately $18.9 million were designated as effective cash flow hedges. We use forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. For these foreign currency forward contracts designated as cash flow hedges, we report the changes in fair value as a component of other comprehensive income and reclassify such amounts into earnings in the same period or periods which the underlying hedged transactions affect earnings. As of December 29, 2001, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was six months.

The remaining foreign exchange contracts outstanding at December 29, 2001 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

                            PART II OTHER INFORMATION



Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2001 Annual Meeting of Stockholders was held on November 14, 2001. At the 2001 Annual Meeting, our stockholders:



(a) Elected two Class I Directors to serve for the ensuing three years. Mr. Joseph Montgomery was elected as a Class I Director with 7,093,571 votes for and 134,743 votes withheld. Mr. Michael
               J. Stimola was elected as a Class I Director with 7,096,071 votes for and 132,243 votes withheld. Class II Directors, whose term of office continued after the 2001 Annual Meeting and expires in 2002, are John Sanders, James Scott Montgomery and Sally G. Palmer. Class III Directors, whose term of office continued after the 2001 Annual Meeting and expires in 2003, are William A. Luca, Daniel C. Alloway and Gregory Griffin.


(b) Ratified the selection by our Board of Directors of Ernst & Young LLP to serve as our independent auditors for the fiscal year ending June 29, 2002. Of the votes cast, there were 7,143,078 for ratification, 72,054 votes against and 13,182 abstentions.



Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

               10.1 Second Amendment and Waiver, dated as of December 7, 2001, to the Financing Agreement by and among Cannondale Corporation, the Lenders party thereto, and The CIT Group/Business Credit Inc., as Agent.

               10.2 Second Amendment and Waiver, dated as of December 7, 2001, to the Financing Agreement by and among Cannondale Corporation, the Lenders party thereto, and Ableco Finance LLC, as Agent.

(b)            Reports on Form 8-K

               We did not file any reports on Form 8-K during the quarter ended December 29, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CANNONDALE CORPORATION


Date: February 12, 2002                    /S/  WILLIAM A. LUCA
                                           -------------------------------------
                                           William A. Luca
                                           Vice President of Finance, Treasurer,
                                           Chief Financial Officer and Chief
                                           Operating Officer
                                           (Principal Financial Officer
                                           and authorized signatory)