Form 10-Q
period 2002-03-30
CANNONDALE CORP /
filed 2002-05-14
CIK 930795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of May 8, 2002 was 7,560,902.

                                                       INDEX

                                                                                                      PAGE
                                                                                                      ----

Part I  Financial Information

         Item 1.    Financial Statements:

              Condensed Consolidated Balance Sheets as of March 30, 2002, June 30, 2001
              and March 31, 2001..........................................................................1

              Condensed Consolidated Statements of Operations for the three and nine months ended March 30, 2002 and March 31, 2001..............................................2

              Condensed Consolidated Statements of Cash Flows for the nine months ended
              March 30, 2002 and March 31, 2001...........................................................3

              Notes to Condensed Consolidated Financial Statements........................................4

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.................................................................12

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................16

Part II  Other Information

         Item 6.    Exhibits and Reports on Form 8-K......................................................17

Signature.................................................................................................18

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            MARCH 30, 2002      JUNE 30, 2001    MARCH 31, 2001
                                                            --------------      -------------    --------------
                                                              (UNAUDITED)                            (UNAUDITED)
ASSETS
Current assets:
    Cash..........................................           $    1,816         $    2,155         $    1,920
    Trade accounts receivable, less allowances of
       $11,575, $11,270 and $11,146...............               53,080             43,762             47,833
    Inventories...................................               38,044             37,759             42,861
    Prepaid expenses and other current assets.....                5,543              2,773              3,719
                                                             ----------         ----------         ----------
    Total current assets..........................               98,483             86,449             96,333
    Property, plant and equipment, net............               32,331             35,628             36,352
    Notes receivable and advances to related
       parties....................................                1,408              1,441              1,349
    Other assets..................................                4,365              4,273              4,354
                                                             ----------         ----------         ----------
    Total assets..................................           $  136,587         $  127,791         $  138,388
                                                             ==========         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..............................           $   14,720         $  15,351         $   13,970
    Revolving credit advances.....................                4,532                866              4,038
    Income taxes payable..........................                  474                294                 27
    Warranty and other accrued expenses...........                9,303              8,360              8,743
    Subordinated debenture to a related party.....                2,000                  -                  -
    Current installments of long-term debt........               64,989              5,004              4,856
                                                             ----------         ----------         ----------
Total current liabilities.........................               96,018             29,875             31,634
Long-term debt, less current installments.........                    -             46,434             54,760
Subordinated debenture to a related party.........                    -              2,000                  -
Other noncurrent liabilities......................                  397                427                437
                                                             ----------         ----------         ----------
Total liabilities.................................               96,415             78,736             86,831
                                                             ----------         ----------         ----------
Commitments and contingencies.....................                    -                  -                  -

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 40,000,000
       Issued shares - 8,853,221, 8,836,264 and
        8,821,871.................................                   89                 88                 88
    Additional paid-in capital....................               58,455             58,423             57,978
    Retained earnings.............................                8,709             18,483             21,252
    Less 1,292,900 shares in treasury at cost.....              (20,162)           (20,162)           (20,162)
    Accumulated other comprehensive loss..........               (6,919)            (7,777)            (7,599)
                                                             ----------         ----------         ----------
Total stockholders' equity........................               40,172             49,055             51,557
                                                             ----------         ----------         ----------
Total liabilities and stockholders' equity........           $  136,587         $  127,791         $  138,388
                                                             ==========         ==========         ==========

                                              SEE ACCOMPANYING NOTES.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS     THREE MONTHS      NINE MONTHS        NINE MONTHS
                                                             ENDED            ENDED             ENDED              ENDED
                                                           MARCH 30,        MARCH 31,         MARCH 30,          MARCH 31,
                                                             2002             2001              2002               2001
                                                         ------------     ------------      -----------        -----------
                                                          (UNAUDITED)      (UNAUDITED)       (UNAUDITED)        (UNAUDITED)

Net sales..........................................        $   39,167       $   32,636       $  111,104       $    104,010
Cost of sales......................................            30,682           25,895           86,479             77,089
                                                          -----------      -----------       ----------        -----------
Gross profit.......................................             8,485            6,741           24,625             26,921
                                                          -----------      -----------       ----------        -----------

Expenses:
     Selling, general and administrative...........             9,689            9,005           28,550             27,275
     Research and development......................             1,616            1,500            4,261              5,417
                                                          -----------      -----------       ----------        -----------
                                                               11,305           10,505           32,811             32,692
                                                          -----------      -----------       ----------        -----------
Operating loss.....................................            (2,820)          (3,764)          (8,186)            (5,771)
                                                          -----------      -----------       ----------        -----------

Other income (expense):
     Interest expense..............................            (1,301)          (1,486)          (3,601)            (5,036)
     Other income (expense) .......................              (115)            (199)             (47)               192
                                                          -----------      -----------       ----------        -----------
                                                               (1,416)          (1,685)          (3,648)            (4,844)
                                                          -----------      -----------       ----------        -----------

Loss before income taxes and extraordinary item....            (4,236)          (5,449)         (11,834)           (10,615)
Income tax (expense) benefit ......................             1,991               98            2,060             (6,382)
                                                          -----------      -----------       ----------        -----------
Loss before extraordinary item.....................            (2,245)          (5,351)          (9,774)           (16,997)

Extraordinary loss from early extinguishment of
   debt, net of $0 tax benefit.....................                 -                -                -               (552)
                                                         ------------      -----------       ----------        -----------
Net loss...........................................      $    (2,245)      $    (5,351)          (9,774)       $   (17,549)
                                                         ============      ===========       ==========        ===========

Basic and diluted loss per share before
   extraordinary item..............................      $     (0.30)      $     (0.71)      $    (1.29)       $     (2.26)
Extraordinary loss per share.......................                 -                -                -              (0.07)
                                                         ------------      -----------       ----------        -----------
Basic and diluted loss per share...................      $     (0.30)      $     (0.71)           (1.29)       $     (2.33)
                                                         ============      ===========       ==========        ===========


                                              SEE ACCOMPANYING NOTES.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                            MARCH 30, 2002        MARCH 31, 2001
                                                                           -----------------     -----------------
                                                                              (UNAUDITED)           (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES...............................          $  (15,767)             $  (8,220)
                                                                              ----------             ----------

INVESTING ACTIVITIES:
Loans provided to related parties...................................                 (31)                  (184)
Repayments of loans provided to related parties.....................                  64                 12,032
Capital expenditures................................................              (2,084)                (2,996)
Proceeds from sale of equipment.....................................                   8                    743
                                                                              ----------             ----------
Net cash provided by (used in) investing activities.................              (2,043)                 9,595
                                                                              ----------             ----------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..........................                  32                     43
Payments for early extinguishment of debt...........................                   -                (12,000)
Net proceeds from borrowings under short-term revolving credit
    agreements......................................................              17,273                  4,774
Net proceeds from borrowings under long-term debt and
    capital lease agreements........................................                   -                  2,100
                                                                              ----------             ----------
Net cash provided by (used in) financing activities.................              17,305                 (5,083)
                                                                              ----------             ----------

Effect of exchange rate changes on cash.............................                 166                    564
                                                                              ----------             ----------

Net decrease in cash................................................                (339)                (3,144)
Cash at beginning of period.........................................               2,155                  5,064
                                                                              ----------             ----------
Cash at end of period...............................................         $     1,816            $     1,920
                                                                             ===========            ===========

                                              SEE ACCOMPANYING NOTES.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (together with its subsidiaries, collectively referred to as "we," "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine month periods ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 2001 included in our annual report on Form 10-K.

The Condensed Consolidated Balance Sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

RECLASSIFICATIONS

Certain fiscal 2001 amounts have been reclassified to conform to the current year's presentation.

ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill in a business combination. SFAS No. 142 requires that goodwill and other indefinite lived intangible assets may no longer be amortized but must be reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill and other indefinite lived intangible assets are required to be tested for impairment between annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. We adopted SFAS No. 142 as of the beginning of fiscal 2002; such adoption did not have a material effect on our operating results or financial position as no impairment charges were recorded at that time. The net book value of goodwill as of March 30, 2002 was $215,000.

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

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



determine recovery of the carrying amounts of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, we cannot estimate the impact on our operating results or financial position as a result of adopting this Statement.

2.  INVENTORIES

The components of inventories are as follows (in thousands):

                                                              MARCH 30,                                MARCH 31,
                                                                 2002           JUNE 30, 2001            2001
                                                                 ----           -------------            ----
                                                             (UNAUDITED)                              (UNAUDITED)

Raw materials........................................         $  17,970           $  21,682             $  22,486
Work-in-process......................................             2,929               2,928                 3,243
Finished goods.......................................            20,521              15,703                19,548
                                                              ---------           ---------             ---------
                                                                 41,420              40,313                45,277
Less reserve for obsolete inventories................            (3,376)             (2,554)               (2,416)
                                                              ---------           ---------             ---------
                                                              $  38,044           $  37,759             $  42,861
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

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





3.  LOSS PER SHARE AMOUNTS

The following tables present the numerator and denominator of the basic and diluted loss per share computations and other related disclosures required by SFAS No. 128, "Earnings Per Share" (in thousands, except loss per share data):

                                                      THREE MONTHS      THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                          ENDED            ENDED              ENDED              ENDED
                                                        MARCH 30,        MARCH 31,          MARCH 30,          MARCH 31,
                                                          2002              2001              2002                2001
                                                          ----              ----              ----                ----
                                                       (UNAUDITED)      (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
NUMERATOR:

Numerator for basic and diluted loss per
share - loss before extraordinary item............      $  (2,245)       $   (5,351)        $  (9,774)      $    (16,997)
Extraordinary loss from early extinguishment
   of debt, net of $0 tax benefit.................              -                 -                 -               (552)
                                                        ---------        ----------         ---------        -----------
Net loss.......................................         $  (2,245)       $   (5,351)        $  (9,774)       $   (17,549)
                                                        =========        ==========         =========        ===========

DENOMINATOR:
Denominator for basic and diluted loss per
   share - weighted-average shares.............             7,560             7,529             7,549              7,520
                                                        ---------        ----------         ---------        -----------

Basic and diluted loss per share before
   extraordinary item..........................             (0.30)            (0.71)            (1.29)             (2.26)
Extraordinary loss per share...................                 -                 -                 -              (0.07)
                                                       ----------        ----------         ---------        -----------
Basic and diluted loss per share...............       $     (0.30)       $    (0.71)        $   (1.29)       $     (2.33)
                                                       ==========        ==========         =========        ===========

In the following table, we summarize the average number of options to purchase shares of our common stock at the respective ranges of exercise prices which we did not include in the computation of diluted loss per share. For the periods indicated, inclusion of such options would result in an antidilutive effect due to the net losses incurred.

                                                                  OPTIONS          RANGE OF EXERCISE PRICES
                                                                  -------          ------------------------

Three months ended March 30, 2002.........................         3,244,876           $ 0.34 - $10.38
Three months ended March 31, 2001.........................         2,890,257           $ 0.34 - $10.56
Nine months ended March 30, 2002..........................         3,189,758           $ 0.34 - $10.38
Nine months ended March 31, 2001..........................         2,617,697           $ 0.34 - $15.00


We did not include the 977,777 potentially convertible shares related to the 8.0% subordinated debentures in the computation of diluted loss per share for the three and nine months ended March 30, 2002 as the effect would be antidilutive due to the net losses incurred.

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4.  COMPREHENSIVE INCOME (LOSS)

Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income," our comprehensive loss is as follows, (in thousands):

                                                        THREE MONTHS        THREE MONTHS        NINE MONTHS        NINE MONTHS
                                                            ENDED               ENDED              ENDED              ENDED
                                                          MARCH 30,            MARCH 31,          MARCH 30,          MARCH 31,
                                                            2002                2001               2002               2001
                                                            ----                ----               ----               ----
                                                         (UNAUDITED)         (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

Net loss........................................        $  (2,245)         $    (5,351)         $  (9,774)     $     (17,549)
Net accumulated derivative gains (losses).......               54                  273                322               (118)
Foreign currency translation gains (losses).....
                                                             (112)              (1,185)               536             (1,504)
                                                        ---------           ----------           --------        -----------
Total comprehensive loss........................       $   (2,303)         $    (6,263)         $  (8,916)      $    (19,171)
                                                        =========           ==========           ========        ===========

The accumulated derivative gain and loss activity relating to cash flow hedges for the three and nine months ended March 30, 2002 and March 31, 2001 is as follows (in thousands):


                                                      THREE MONTHS     THREE MONTHS        NINE MONTHS        NINE MONTHS
                                                          ENDED             ENDED              ENDED              ENDED
                                                         MARCH 30         MARCH 31,          MARCH 30,          MARCH 31,
                                                          2002              2001               2002               2001
                                                          ----              ----               ----               ----
                                                        (UAUDITED)       (UNAUDITED)        (UNAUDITED)        (UNAUDITED)


Beginning net accumulated derivative gains
   (losses).................................            $     284             $  (391)          $     16          $       -
Revaluations of cash flow hedge
   derivatives..............................                   75                 303                233                237
Net reclassifications to earnings...........                  (21)                (30)                89               (355)
                                                        ---------             -------           --------          ---------
Ending net accumulated derivative gains
   (losses).................................            $     338             $  (118)          $    338          $    (118)
                                                        =========             =======           ========          =========

The components of the accumulated other comprehensive loss are as follows (in thousands):

                                                                MARCH 30,          JUNE 30,          MARCH 31,
                                                                  2002               2001              2001
                                                                  ----               ----              ----
                                                               (UNAUDITED)                          (UNAUDITED)

Net accumulated derivative gains (losses)............           $      338         $      16        $     ( 118)
Foreign currency translation adjustments.............               (7,257)           (7,793)            (7,481)
                                                                 ---------          --------         ----------
Accumulated other comprehensive loss.................           $   (6,919)        $  (7,777)       $    (7,599)
                                                                 =========          ========         ==========

5.  OPERATIONS BY INDUSTRY SEGMENTS

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," our reportable segments are Bicycles and Motorsports. We operate predominantly in the

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

Summarized segment data is as follows (in thousands):

                                              THREE MONTHS      THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                  ENDED             ENDED            ENDED            ENDED
                                                MARCH 30,         MARCH 31,        MARCH 30,        MARCH 31,
                                                  2002              2001             2002              2001
                                                  ----              ----             ----              ----
                                               (UNAUDITED)       (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Net sales to external customers:
     Bicycles.........................             $  30,984         $  30,899        $  96,601       $  100,830
     Motorsports......................                 8,183             1,737           14,503            3,180
                                                   ---------         ---------        ---------       ----------
                                                   $  39,167         $  32,636        $ 111,104       $  104,010
                                                   =========         =========        =========       ==========
Operating income (loss):
     Bicycles.........................             $   1,662         $   1,030        $   7,390       $    5,888
     Motorsports......................                (4,482)           (4,794)         (15,576)         (11,659)
                                                   ---------         ---------        ---------       ----------
                                                   $  (2,820)        $  (3,764)       $  (8,186)      $   (5,771)
                                                   =========         =========        =========       ==========

We evaluate performance of our segments based on profit or loss from operations. The amounts below are not allocated between the segments (in thousands):

                                              THREE MONTHS      THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                  ENDED             ENDED            ENDED            ENDED
                                                MARCH 30,         MARCH 31,        MARCH 30,        MARCH 31,
                                                  2002              2001             2002              2001
                                                  ----              ----             ----              ----
                                               (UNAUDITED)       (UNAUDITED)      (UNAUDITED)      (UNAUDITED)

Total operating loss for reportable
   segments...............................        $  (2,820)     $   (3,764)       $  (8,186)      $   (5,771)

Other income (expense):
     Interest expense.....................           (1,301)         (1,486)          (3,601)          (5,036)
     Other income (expense) ..............             (115)           (199)             (47)             192
                                                  ---------      ----------        ---------       ----------
                                                     (1,416)         (1,685)          (3,648)          (4,844)
                                                  ---------      ----------        ---------       ----------
Loss before income taxes and
   extraordinary item.....................           (4,236)         (5,449)         (11,834)         (10,615)
Income tax (expense) benefit..............            1,991              98            2,060           (6,382)
                                                  ---------      ----------        ---------       ----------
Loss before extraordinary item............           (2,245)         (5,351)          (9,774)         (16,997)
Extraordinary loss from early
    extinguishment of debt, net of $0 tax
    benefit...............................                -               -                -             (552)
                                                  ---------      ----------        ---------       ----------
Net loss..................................        $  (2,245)     $   (5,351)       $  (9,774)      $  (17,549)
                                                  =========      ==========        =========       ==========

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Summarized segment assets are as follows (in thousands):

                                                       MARCH 30, 2002        JUNE 30, 2001        MARCH 31, 2001
                                                       --------------        -------------        --------------
                                                        (UNAUDITED)                                 (UNAUDITED)

Identifiable assets:
     Bicycles.................................              $  107,725          $  103,024            $   116,215
     Motorsports..............................                  28,862              24,767                 22,173
                                                            ----------          ----------            -----------
                                                            $  136,587          $  127,791            $   138,388
                                                            ==========          ==========            ===========

6.  NET DEFERRED TAX ASSETS

The significant components of our deferred tax assets and liabilities at March 30, 2002, June 30, 2001 and March 31, 2001 are as follows (in thousands):

                                                       MARCH 30, 2002       JUNE 30, 2001         MARCH 31, 2001
                                                       --------------       -------------         --------------
                                                        (UNAUDITED)                                (UNAUDITED)
Deferred tax assets:


     Accounts receivable and inventory
        reserves............................           $   3,082            $     2,524            $     2,597
     Accrued liabilities....................                 981                  1,187                  1,155
     Tax credits and NOL carryforwards......              14,562                 12,017                  9,986
     Other..................................                 853                    805                    888
                                                       ---------              ---------             ----------
Total deferred assets.......................              19,478                 16,533                 14,626
                                                       ---------              ---------             ----------

Deferred tax liabilities:
     Tax over book depreciation.............                (961)                (1,415)                (1,841)
     Accounts receivable fair value
        adjustment..........................                 (72)                  (286)                  (358)
     Other..................................              (2,694)                (1,830)                (1,411)
                                                       ---------              ---------             ----------

     Total deferred liabilities.............              (3,727)                (3,531)                (3,610)
                                                       ---------              ---------             ----------

Net deferred tax asset before valuation
   allowance................................              15,751                 13,002                 11,016

Valuation allowance.........................             (15,751)               (13,083)               (11,037)
                                                       ---------              ---------             ----------

Net deferred tax liability..................           $       -            $       (81)           $       (21)
                                                       =========              =========             ==========

We established a valuation allowance as of December 30, 2000 for the excess of Cannondale U.S. and Cannondale Japan's deferred tax assets over deferred tax liabilities, and have adjusted the valuation allowance on a quarterly basis since that time. Although we ultimately expect to realize these tax benefits in future years, SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. The deferred tax assets will be recognized in future periods to the extent that we reasonably expect such assets to be realized. In the third quarter of fiscal 2002, we reduced this valuation allowance and recognized a tax benefit of

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



approximately $2.0 million as a result of a tax law change to the carryback period allowed for net operating losses. In accordance with the Job Creation and Worker Assistance Act of 2002, net operating losses from a tax year ending in 2001 may be carried back for five years. As a result of this recent tax law change, the net operating loss generated in fiscal 2001 has been carried back five years and utilized against taxable income in prior years. We expect to receive a refund of taxes of approximately $2.0 million due to this net operating loss carryback claim, and therefore have recorded a tax benefit for this amount in the third quarter of fiscal 2002.

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

At March 30, 2002, we had approximately $20.4 million of forward exchange contracts outstanding. Of these contracts outstanding, approximately $15.7 million were designated as effective cash flow hedges. We use forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. For these foreign currency forward contracts designated as cash flow hedges, we report the changes in fair value as a component of other comprehensive income and reclassify such amounts into earnings in the same period or periods which the underlying hedged transactions affect earnings. The total net accumulated derivative gains of $338,000 included in the accumulated other comprehensive loss at March 30, 2002 are expected to be reclassified into earnings within the next 12 months upon settlement of the related hedged item (accounts receivable or sale of inventory to a third party). There was no hedge ineffectiveness between the forward contract derivatives and the underlying hedged items relating to these cash flow hedges during the third quarter or first nine months of fiscal 2002 as both were equally affected by exchange rate fluctuations. The net expense relating to amortization of premiums and discounts of cash flow hedges was not material to either our operating results or financial position for the quarter and nine months ended March 30, 2002 and is included in "Other income (expense)" on the Condensed Consolidated Statement of Operations. As of March 30, 2002, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was five months.

The remaining $4.7 million of foreign exchange contracts outstanding at March 30, 2002 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

At March 30, 2002, the fair value of forward foreign contracts in gain (i.e. asset) positions was approximately $327,000, and is included in "Prepaid expenses and other current assets" on the Condensed Consolidated Balance Sheet. The fair value of forward foreign contracts in loss (i.e. liability) positions was approximately ($103,000), and is included in "Warranty and other accrued expenses" on the Condensed Consolidated Balance Sheet at March 30, 2002. These fair values were determined based

                    CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



upon current forward rates applicable to the remaining terms of the forward contracts as of March 30, 2002.

8.  SHIPPING AND HANDLING FEES AND COSTS

In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," we have included all shipping and handling billings within net sales, and freight costs incurred for product shipments within selling, general and administrative expenses. For the quarterly periods ended March 30, 2002 and March 31, 2001, shipping and handling billings of approximately $547,000 and $373,000, respectively, have been included in net sales, and freight costs of approximately $1,074,000 and $692,000, respectively, have been included in selling, general and administrative expenses. For the nine months ended March 30, 2002 and March 31, 2001, shipping and handling billings of approximately $1,582,000 and $1,186,000, respectively, have been included in net sales, and freight costs of approximately $2,499,000 and $2,022,000, respectively, have been included in selling, general and administrative expenses.

9.  LONG-TERM DEBT

As of February 2002, we were not in compliance with certain financial covenants contained in our financing agreements with Tyco Capital Corporation (formerly The CIT Group/Business Credit, Inc.) and Ableco Finance LLC. We are currently holding discussions with these lenders to amend these covenants, and we are considering refinancing proposals from other lenders. However, we can give no assurance that we will be able to amend these covenants with our current lenders, or that we will secure refinancing with other lenders on acceptable terms or at all. Therefore, we can give no assurance that we will be able to meet our planned operating and capital requirements in the foreseeable future or to repay the outstanding indebtedness under our current financing facilities. Accordingly, all long-term debt has been reclassified to a current liability on the Condensed Consolidated Balance Sheet at March 30, 2002.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES. For the third quarter of fiscal 2002, our net sales increased to $39.2 million compared to $32.6 million in the third quarter of fiscal 2001, an increase of approximately $6.6 million or 20%. This growth in sales primarily occurred in our motorsports line with shipments of approximately $8.2 million in the third quarter of fiscal 2002 compared to $1.7 million in the third quarter of fiscal 2001. The remainder of our sales increase for the third quarter of fiscal 2002 of $861,000 primarily related to a volume increase in domestic bicycle shipments, which was substantially offset by an unfavorable foreign exchange impact of approximately $776,000 on international bicycle sales. For the first nine months of fiscal 2002, our net sales were $111.1 million compared to $104.0 million for the prior year period, an increase of approximately $7.1 million, or 7%. For the year-to-date period, motorsports sales grew 356% to $14.5 million from $3.2 million in the prior year. During fiscal 2002, we began shipping two new 2002 ATV models and two new 2002 motorcycle models. Additionally, we began shipping our motorsports products to European dealers during the second quarter of fiscal 2002. For the fiscal 2002 year-to-date period, this growth in motorsports shipments was partially offset by lower bicycle shipments, which occurred in the first two quarters of fiscal 2002 as a result of dealers waiting until warmer weather before taking delivery of inventory.

GROSS PROFIT. Gross profit was $8.5 million in the third quarter of fiscal 2002, an increase of approximately $1.8 million, or 26%, from the gross profit in the third quarter of fiscal 2001 of $6.7 million. Gross profit as a percentage of net sales in the third quarter of fiscal 2002 increased to 21.7% compared to 20.7% for the third quarter of fiscal 2001. This increase in gross profit for the current year quarterly period was attributable to the significant increase in bicycle margins to 35.0% from 30.4% in the prior year period, primarily resulting from favorable product mix and production efficiencies. For the first nine months of fiscal 2002, gross profit was $24.6 million compared to $26.9 million for the prior year period, a decrease of approximately $2.3 million, or 9%. Gross profit as a percentage of net sales for the first nine months of fiscal 2002 was 22.2% compared to 25.9% for the prior year period. The decrease in gross profit dollars and gross profit as a percentage of net sales for the fiscal 2002 year-to-date period was primarily attributable to the continuing production start-up costs of the motorsports products which were not proportionately offset by revenues. Bicycle margins for the fiscal 2002 year-to-date period strengthened to 34.5% from 32.4% in the prior year. This growth in bicycle margins during the current year-to-date period was also a result of more favorable product mix coupled with production efficiencies, however the contribution was not sufficient to offset the motorsports production costs.

OPERATING EXPENSES. Operating expenses were $11.3 million for the third quarter of fiscal 2002, an increase of approximately $800,000, or 8%, from the $10.5 million recorded for the third quarter of fiscal 2001. For the first nine months of fiscal 2002, operating expenses were $32.8 million compared to $32.7 million recorded for the prior year period.

Selling, general and administrative expenses increased to $9.7 million for the third quarter of fiscal 2002, from $9.0 million recorded during the prior year period. For the first nine months of fiscal 2002, selling, general and administrative expenses increased to $28.6 million from $27.3 million in the prior year period. The increase in selling, general and administrative expenses during the third quarter of fiscal 2002 resulted primarily from increases in freight expenses, salaries and fringe costs, and insurance costs. These increases were attributable to a $570,000 increase within the bicycle segment, whereas the motorsports selling general and administrative expenses were $1.5 million for the third quarter of fiscal 2002 compared to $1.4 million for the third quarter of fiscal 2001. For the year-to-date period, the increase in selling, general and administrative expense related to such expenses as freight, salaries and fringe costs, warranty costs, insurance costs, and equipment rental expenses. The majority of the year-to-date increase occurred in the motorsports segment, as the motorsports selling, general and administrative expenses for the first nine months of fiscal 2002 were $4.9 million compared to $2.8 million for the prior year period as a result of the higher volume of sales activity. As a percentage of net sales, selling, general and administrative expenses represented 25.7% for the first nine months of fiscal 2002 compared to 26.2% for the prior year period.

Research and development expenses increased to $1.6 million in the third quarter of fiscal 2002, from $1.5 million recorded during the prior year period. For the first nine months of fiscal 2002, research and development expenses were $4.3 million compared to $5.4 million in the prior year period. The increase in research and development expenses during the third quarter of fiscal 2002 relates to an increase in the bicycle segment by approximately $300,000 as a result of the timing of research and development projects. Conversely, our motorsports research and development expenses decreased as we invested approximately $577,000 in research and development for our motorsports products during the third quarter of fiscal 2002 compared to approximately $763,000 during the same period last year. For the first nine months of fiscal 2002, the decrease in research and development expenses reflects the transition of the motorsports products to the full production stage, as we invested approximately $1.9 million in research and development activities during the year-to-date period of fiscal 2002 for our motorsports products compared to $3.1 million in the prior year period. As a percentage of net sales, research and development expenses were 3.8% for the first nine months of fiscal 2002 compared to 5.2% for the first nine months of fiscal 2001.

The extent and timing of any future profitability of Cannondale Corporation is dependent in part upon our ability to continually provide innovative products to both the bicycle and motorsports markets faster than our competitors. Currently, our bicycle-related projects focus upon developing new frame materials for lighter weight frames, as well as several new frame designs and suspension technologies. In addition, we have projects focusing on our patented HeadShok and Lefty front suspension technologies, as well as specific teams investigating cost-saving opportunities. The projects are expected to be completed between mid-2002 and mid-2003. Our motorsports research and development projects are currently focused upon the development of one new ATV model, two new motorcycle models, and modifications to existing models to comply with European specifications. These projects are expected to be completed by mid-2003. Due to the inherent uncertainties in developing new products and improving upon existing products, we cannot determine the additional costs necessary to complete these projects, nor can we assure that the projects will be completed by the dates estimated at this time.

OTHER INCOME (EXPENSE). Interest expense decreased to $1.3 million in the third quarter of fiscal 2002 from $1.5 million recorded during the prior year period. For the first nine months of fiscal 2002, interest expense was $3.6 million compared to $5.0 million for the prior year period. The decreases in interest expense for the fiscal 2002 quarterly and year-to-date periods is a result of lower interest rates, primarily resulting from the decreases in the U.S. prime rate during fiscal 2002, partially offset by higher average borrowings. For the third quarters and first nine months of fiscal 2002 and 2001, other income (expense) primarily consisted of finance charge income from accounts receivable, offset by foreign exchange losses.

INCOME TAXES. For the quarter ended March 30, 2002, the income tax benefit amounted to approximately $2.0 million compared to $98,000 recorded for the prior year period. The income tax benefit for the current year period was a result of the recently enacted Job Creation and Worker Assistance Act of 2002, which allowed us to carry back certain net operating losses over a five year period. Consequently, a portion of the deferred tax asset valuation allowance which was established in prior periods was reduced, allowing us to record the related tax benefit in the current period. For the first nine months of fiscal 2002, we recorded an income tax benefit of $2.1 million compared to income tax expense of $6.4 million for the first nine months of fiscal 2001. The significant change in the income tax amounts relates to the initial deferred tax asset valuation allowance which was established in the second quarter of fiscal 2001. Although we ultimately expect to realize our net deferred tax assets in future years, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $15.8 million for the first nine months of fiscal 2002, an increase of approximately $7.6 million compared to $8.2 million of net cash used in operating activities for the first nine months of fiscal 2001. The increase in net cash used in operating activities during the first nine months of fiscal 2002 compared to the same period last year reflects the larger increase in motorsports receivable balances, coupled with no interest collections relating to the note from Joseph Montgomery due to its repayment in full last year.

Capital expenditures were $2.1 million for the first nine months of fiscal 2002, compared to $3.0 million for the first nine months of fiscal 2001. Our capital expenditures during the fiscal 2002 and 2001 year-to-date periods principally related to tooling used in the production of motorsports products.

Net cash provided by financing activities for the first nine months of fiscal 2002 was $17.3 million, compared to the $5.1 million of net cash used in financing activities for the corresponding period of fiscal 2001. The net cash provided by financing activities during the first nine months of fiscal 2002 primarily reflects the borrowings under our revolving credit facilities for the purpose of funding working capital requirements. During the first nine months of fiscal 2001, we used the proceeds from the repayment of the note from Joseph Montgomery to paydown $12.0 million of long-term debt. At March 30, 2002, the remaining availability under our revolving line of credit with Tyco Capital Corporation (formerly the CIT Group/Business Credit Inc.) was approximately $4.5 million, and availability under the borrowing facility with IFN Finance, B.V. was approximately $1.4 million.

As of February 2002, we were not in compliance with certain financial covenants contained in our financing agreements with Tyco Capital Corporation and Ableco Finance LLC. We are currently holding discussions with these lenders to amend these covenants, and we are considering refinancing proposals from other lenders. However, we can give no assurance that we will be able to amend these covenants with our current lenders, or that we will secure refinancing with other lenders on acceptable terms or at all. Therefore, we can give no assurance that we will be able to meet our planned operating and capital requirements in the foreseeable future or to repay the outstanding indebtedness under our current financing facilities. Accordingly, all long-term debt has been reclassified to a current liability on the Condensed Consolidated Balance Sheet at March 30, 2002.

CRITICAL ACCOUNTING POLICIES

During the preparation of financial statements, we use estimates and make judgments based upon the information known to us at that time in establishing our credits and returns, inventory and warranty reserves. For our bicycle reserves, historical information and trends serve as the primary basis for determining required reserve levels. However, due to the start-up nature of our motorsports business and the resulting lack of historical trend information, we use estimates and judgments to determine the adequate motorsports reserve levels. Actual results could differ from our estimates.

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

CREDIT RISKS.

Our customer base is comprised of specialty bicycle and motorsports retailers which are located principally throughout the United States and Europe. Our net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of our net sales during the first nine months of fiscal 2002. No single customer accounted for more than 5% of our net sales during the first nine months of fiscal 2002. As a result of the seasonality of our business, the payment terms offered to our bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors. For the majority of our motorsports sales, our dealers use a third-party financial services organization to finance their inventory purchases whereby we receive payment from such organization for all motorsports shipments within a specified period of time (not exceeding 120 days), less an interest factor. All other products are sold with payment terms from 30 to 180 days.

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

At March 30, 2002, we had approximately $20.4 million of forward exchange contracts outstanding. Of these contracts outstanding, approximately $15.7 million were designated as effective cash flow hedges. We use forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. For these foreign currency forward contracts designated as cash flow hedges, we report the changes in fair value as a component of other comprehensive income and reclassify such amounts into earnings in the same period or periods which the underlying hedged transactions affect earnings. As of March 30, 2002, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was five months.

The remaining $4.7 million of foreign exchange contracts outstanding at March 30, 2002 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

                           PART II OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the quarter ended March 30, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CANNONDALE CORPORATION


Date: May 14, 2002                       /S/  WILLIAM A. LUCA
                                         -----------------------------------
                                         William A. Luca
                                         Vice President of Finance,
                                         Chief Financial Officer and Chief
                                         Operating Officer
                                         (Principal Financial Officer
                                           and authorized signatory)