Form 10-K
period 2002-06-29
CANNONDALE CORP /
filed 2002-09-27
CIK 930795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K
(MARK ONE)

  [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 29, 2002

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


      TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE
      -------------------                              ON WHICH REGISTERED
            None                                      ---------------------
                                                               N/A


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, PAR VALUE $.01
                          COMMON STOCK PURCHASE RIGHTS

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        At September 20, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $10,389,488 based on the per share closing price on such date, and the registrant had 7,582,779 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III, as set forth herein.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL.

Cannondale Corporation (together with its subsidiaries, collectively referred to in this report as we, us or our) is a leading manufacturer of high-performance bicycles, and an emerging player in the off-road motorsports industry. Our bicycle line has grown from 21 models in our 1992 model year to 89 models in our 2003 model year, all of which are hand assembled and constructed with hand-welded aluminum frames. We also sell other bicycle-related products including clothing, shoes and bags, and a line of components, some of which are manufactured for us by third parties. In addition, for our 2003 model year, we are offering five ATV (All-Terrain Vehicle) models and six motorcycle models. We were incorporated in Delaware in 1971.

The bicycle market has matured in recent years and its growth rate has decreased. We believe that we can leverage our domestic flexible manufacturing capabilities, which allow us to consistently provide high quality and innovative products to the market faster than our competition and take strategic advantage of the current market conditions. Additionally, we believe that a marketing strategy consistent with our bicycle product line - one that focuses on innovation, differentiation, performance and quality leadership - provides us with the opportunity for a diversified growth strategy in the motorsports market.

PRODUCTS - BICYCLES.

Our bicycles are marketed under the Cannondale brand name and "Handmade in USA" logo. Our 2003 bicycle line offers 89 models, all of which feature a lightweight Cannondale hand-welded and hand-assembled aluminum frame. Our use of aluminum allows us to produce frames that are generally lighter in weight than other frames. Our bicycles feature wide diameter tubing, which provides greater frame rigidity as well as a distinctive look. Certain models also have full or front suspension systems, offering greater comfort and control than non-suspended bikes.

We manufacture and sell bicycle models for the adult market in seven major categories: mountain, road racing, Sport road, multi-sport, Road Warrior, recreational and specialty. Mountain bikes have wide knobby tires and straight handlebars, and are designed for off-road riding. Road racing bikes are lightweight with thin tires and drop (curved) handlebars, and are used for competitions or fast-paced fitness riding on paved roads. Sport road bikes are recreational road bikes that focus on comfort as much as performance. Multi-sport bikes, designed for triathlons and other multi-sport races, are crafted from aerodynamic tubes. Road Warrior models are targeted toward serious, non-competitive road riders, and have somewhat more emphasis on comfort. The recreational segment is comprised of Adventure and comfort bikes. Adventure models stress performance and comfort while providing more potential ground speed than comfort bikes, while comfort bikes are perfect for the occasional cyclist who places maximum importance on comfort and ease of use. The specialty bicycle market encompasses various niche products, including tandem, touring, cyclocross, city and street models.

The 89 bicycle models in our 2003 model year are distributed in the seven major bicycle categories as follows:

                                  NUMBER OF
           CATEGORY              2003 MODELS
           --------              -----------

Mountain:
   Full Suspension.............       18
   Front Suspension............       11
Road Racing:
   Non-Suspended...............       18
Multi-Sport....................       4
Sport Road.....................       5
Road Warrior:
   Front-Suspended.............       1

                                  NUMBER OF
           CATEGORY              2003 MODELS
           --------              -----------

   Non-Suspended...............       2
Recreational:
   Adventure...................       8        (three front suspension and one
                                               full suspension)
   Comfort.....................       7        (two front suspension and one
                                               full suspension)
Specialty:
   Tandem......................       4
   Touring.....................       2
   Cyclocross..................       3        (one front suspension)
   Bad Boy (city)..............       3
   Street......................       3

We have 14 models in our 2003 line of proprietary HeadShok front suspension forks. Each HeadShok model offers us an important point of differentiation from other bicycle manufacturers, virtually all of whom use the same brand-name forks produced by three independent suppliers. Our 2003 HeadShok line is highlighted by four Lefty fork models. The HeadShok Lefty models feature a single telescoping blade that dramatically reduces weight while delivering generous travel. The flagship Lefty fork, the Lefty Carbon ELO, features a carbon fiber telescoping blade and weighs 317 grams less than the original Lefty. The fork also features ELO (Electronic Lock-Out), a handlebar-mounted push-button switch that electronically deactivates the fork's suspension on demand to prevent wasteful bobbing during sprints and climbs.

We also manufacture other proprietary components to further distinguish ourselves from our competitors, and to pursue a strategy of "System Integration." System Integration is the process by which our designers create dedicated frames and components concurrently. This strategy allows our designers to aggressively pursue new levels of light weight and performance, without the restrictions of pre-set standards imposed by component suppliers. An example of System Integration is our CAAD7 Si road frame, and its dedicated Hollowgram front gear assembly. The CAAD7 Si frame is specially constructed to accommodate the Hollowgram components, which are 15% lighter and 4% more energy-efficient than the comparable leading parts available to other bicycle manufacturers.

We also offer a complete line of men's and women's cycling apparel. The line features numerous garments, and ranges from traditional cycling shorts and jerseys to water and windproof shells designed specifically for cold weather cycling. The line includes two main collections: Chrono, a versatile line of performance-oriented apparel for riders of all abilities, and Terra, more loosely-cut garments for off-road riding.

In addition to our bicycle, suspension fork, component and clothing lines, we manufacture and sell bicycle accessories, including bags, shoes and other items, some of which are manufactured for us by third parties. These products are sold primarily through the same distribution channels as our bicycles, forks, components and apparel.

PRODUCTS - MOTORSPORTS.

In May 2000, we entered the motorsports industry with the commercial introduction of the Cannondale MX400, a high-performance motocross (off-road racing) motorcycle, and followed in February 2001 with shipments of our FX400 ATV. In fiscal 2002, we introduced six new motorcycle models and five new ATV models. Our entry into the motorsports industry allows us to extend our brand into a new market by capitalizing on several of our core competencies, particularly our ability to design, test and manufacture welded and heat-treated aluminum-framed vehicles for off-road use. Our motorsports products are powered by a proprietary liquid-cooled, electric-start, 432 cc four-stroke engine with a unique reversed cylinder head. The four-valve engine is fuel injected to deliver the proper air/fuel mixture to the engine independent of changes in air temperature or altitude.

We are offering the following motorsports models for the 2003 model year:

Motorcycles

X440 - The only American-made motocross racer available.

E440 - Our highly-acclaimed enduro racer.

E440R - Our top-of-the-line enduro model, with the added performance of high-end Ohlins front and rear suspension.

E440A - All the features and performance of our E440 enduro, with the simplified shifting of an automatic Revloc clutch.

C440R - Aggressive motocross-level speed and performance in a cross-country racing package.

S440 - The world's only super motard racer with high-performance fuel-injection and a super-light, super-stiff, aluminum perimeter frame.

ATVs

Moto 440 - Our race-ready motocross ATV, designed to go straight from the crate to the race track.

Blaze 440 - Our GNCC race machine, ready for competition right out of the box.

Speed 440 - A versatile all-around, high-performance ATV.

Glamis 440 - Based on our Speed model, and outfitted for high-performance riding in sand dunes.

Cannibal 440 - Our base-model ATV, winner of the "Best Sport ATV" award from ATV Magazine in March 2002.

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

Part of our bicycle marketing effort is the sponsorship of professional cycling teams, which contribute to our bicycle product development effort, and serve as a major focus of our bicycle marketing effort. We leverage the competitive success of our racing teams by using photo images of the athletes on our web site, in print media, on point-of-sale literature, banners, product packaging and product catalogs.

Our sponsorship of the Saeco-Longoni Sport professional road cycling team increases our visibility and credibility among high-end consumers dedicated to road racing. A major force in top European professional road cycling events, the Saeco team has competed aboard Cannondale bicycles and in our cycling apparel since the spring of 1997. In domestic road racing, we are the official bicycle sponsor of the T-Mobile women's team, and the 7 UP/Nutra Fig men's team.

We also sponsor the SoBe/Cannondale team of pro-am mountain bike racers, which currently includes 2002 U.S. National Champion Nancy Busching (24-hour women's solo category).

In June 2002 we signed an exclusive licensing agreement with Ironman Properties to become the official bicycle of Ironman triathlons, and have since introduced a line of Ironman-branded bicycles. Ironman is the most prestigious name in the sport of triathlon, with more than 50,000 athletes worldwide contending for one of 1,500 available race slots for the Ironman Triathlon World Championships in Hawaii. The Hawaii event has been covered on network television since 1980 and has drawn international audiences of more than 50 million viewers.

We use the internet to vigorously promote our brand and image by offering consumers a popular web site (www.cannondale.com), which averages about 29,000 visitors each day. The bicycle segment of the web site incorporates several innovative features to link our products with potential customers. The site's Select-A-Bike tool helps match customers to appropriate bike models based upon their preferences and budget. The Test Ride function allows customers to locate a particular bike model and size in their geographic area by searching a database of dealer inventories, with a subsequent series of automated e-mails between us, the customer and their local dealer coordinating the test ride process. We have also expanded our on-line presence by offering foreign language versions of key content areas.

Our web site is also home to the Cannondale Chain Gang, a loose confederation of more than 50,000 global Cannondale owners and fans who receive regular e-mail updates concerning new products, sales promotions, race results and other news. The Chain Gang program has been expanded in recent years to include test ride demos at races, cycling festivals and organized rides throughout the U.S., Europe, Japan and Australia. At these events, selected Chain Gang members receive promotional Chain Gang team merchandise, free mechanical support, and the use of a high-end Cannondale bicycle for the duration of the event.

We promote our motorsports products using print ads in specialty motorsports magazines and trade journals. The motorsports segment of our web site promotes our products with technical information and specifications, testimonials from consumers, retailers and magazine editors, and regular race updates.

In 2002, we officially launched the Nac's/Cannondale ATV racing team, the ATV industry's only factory-supported race squad. The team has garnered significant exposure in ATV enthusiast magazines, and by the mid-point of its first race season the team had achieved 46 top-ten finishes in 54 individual races, including 15 wins and 25 podium finishes.

Due to the innovations and significant new technology that we incorporate in our motorsports products, our products have also received significant amounts of favorable exposure in enthusiast print media. Our 2002 products have appeared on 40 covers of motorsports specialty magazines.

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

In the United States and Canada, we currently sell bicycles and accessories directly to approximately 1,000 specialty bicycle retailer locations and sell accessories through approximately an additional 300 retailer locations. Generally, our retailers do not have exclusive rights in any territory. In addition to selling bicycles, our 30-member field-sales force is responsible for selling our clothing and accessory lines. Our sales force contributes to all aspects of customer service, including marketing our products to retailers, providing retailer assistance and assisting in our accounts receivable management. The account managers also monitor sales at the retailer level, enabling us to better respond to changes in market demand and to adjust production accordingly. In addition, we employ a staff of inside sales representatives to handle retailer orders between visits from the field-sales force, and maintain staff to handle telemarketing and special dealer incentive programs.

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

Our 11-member motorsports sales force sells our motorsports products through a network of independent motorsports dealerships. As with specialty bicycle retailers, specialty motorsports retailers can most effectively communicate to customers the technical and performance characteristics of our products. Specialty motorsports retailers are also best able to provide proper initial set up and adjustment of our products, as well as ongoing service and repair. For a significant amount of our motorsports sales, our dealers use a third party financial services organization to finance their inventory purchases whereby we receive payment from such organization for all motorsports shipments within a specified period of time (not exceeding 120 days), less an interest factor. All other products are sold with payment terms from 30 to 180 days.

INTERNATIONAL OPERATIONS.

Our bicycle products are sold in approximately 60 foreign countries. Our activities in Europe, Japan and Australia are conducted through three wholly-owned subsidiaries: Cannondale Europe B.V., Cannondale Japan KK and Cannondale Australia Pty Limited, respectively. Sales in other foreign countries are made from the United States through the use of 45 foreign distributors who sell our products to specialty bicycle retailers overseas. During fiscal 2002, 2001 and 2000, Cannondale Europe accounted for 37%, 39% and 41%, respectively, of consolidated net sales, while Cannondale Japan accounted for 3%, 4% and 5%, respectively. Cannondale Australia accounted for 2% of consolidated net sales in fiscal 2002, 2001 and 2000.

During fiscal year 2002, we began shipping our motorsports products to the international market. Cannondale U.S. uses 10 foreign distributors for motorsports shipments to specialty retailers overseas, and Cannondale Europe is in the process of developing its motorsports dealer network. We expect the volume of our international motorsports shipments to increase during fiscal year 2003.

Cannondale Europe. Cannondale Europe, based in Oldenzaal, the Netherlands, was formed in 1989. Cannondale Europe assembles bicycles at its Netherlands facilities using our frames and components, as well as components manufactured by third parties. Cannondale Europe sells bicycles and accessories directly to approximately 1,000 specialty bicycle retailer locations in Austria, Belgium, Denmark, Finland, France, Germany, Italy, Ireland, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom using locally based employee account managers supervised from the Oldenzaal headquarters. Distributors are used in Greece, Hungary, Turkey, Greenland, India, Bulgaria, Andorra, Malta, Estonia, Lithuania and the Czech Republic.

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

SUPPLIERS.

We source material and components on a global basis in order to keep pricing and availability at stable levels. We have developed strong relationships with vendors who have a proven track record in their markets. We have few long-term agreements with our major suppliers. Aluminum tubing, the primary material employed in our manufacturing operations for our bicycles and motorsports products, is available from a number of domestic suppliers. We have a supply agreement for aluminum tubing which expires in June 2003. We believe that the termination of this agreement will not have a significant impact on the availability of aluminum tubing, as the supply is currently strong and we also utilize other aluminum suppliers. Purchases from Japanese component manufacturers are made through Cannondale Japan. Our largest component supplier is Shimano, which was the source of approximately 18% of our total bicycle raw material inventory purchases in fiscal 2002.

PATENTS AND TRADEMARKS.

We hold 42 United States patents relating to various products, processes or designs with expiration dates ranging from 2005 to 2017. We focus on obtaining patent protection for our core technologies and seek broad coverage to protect our position in the industry. We believe that our patented technology is a reflection of our success in product innovation and that, collectively, our patents enhance our ability to compete. However, in light of the nature of innovation in the bicycle and motorsports industries, we do not believe that the loss of any one of our patents, or the expiration of any of our current patents, would have a material adverse effect on our business or results of operations.

We hold numerous United States trademarks, covering the CANNONDALE and HeadShok names and the names of a variety of products and components. The CANNONDALE trademark is also registered in our significant foreign markets. We believe a significant competitive factor for us is the strong brand name recognition of our CANNONDALE trademarks in the bicycle and accessory markets. We also believe that our strong brand name will have a favorable effect on our presence within the motorsports market.

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

RESEARCH AND DEVELOPMENT.

Our bicycle research and development efforts are directed toward the creation of new and innovative products, and the improvement of existing designs. We continuously strive to make our bicycles lighter, stronger, faster and more comfortable. Our research and development group focuses on designing and delivering innovative products in order to position Cannondale as an innovation leader. Our research and development efforts are assisted by our sponsored race teams which provide significant feedback on product design, performance and durability.

Our research and development efforts have resulted in design and production systems that allow us to compress the time between concept and production. We believe that our research and development efforts have benefited from efficiencies realized through the use of computer-aided design tools and increased integration of the design and production processes. In addition, our collaboration with our racing teams has led to the development of several competitive new products, including new generations of CAAD (Cannondale Advanced Aluminum Design) road and mountain bicycle frames, the HeadShok Lefty fork and the Scalpel(TM), as well as the continuous refinement of our existing products. During fiscal years 2002, 2001 and 2000, we invested approximately $3.3 million, $2.9 million and $3.8 million, respectively, in bicycle research and development activities. Currently, our bicycle-related projects focus upon developing new frame materials for lighter weight frames, as well as several new frame designs and suspension technologies. In addition, we have projects focusing on our patented HeadShok and Lefty front suspension technologies, as well as specific teams investigating cost-saving opportunities. The projects are expected to be completed by mid-2003.

Our research and development group has leveraged our core competencies as a technology leader of frame and suspension products in the bicycle industry in the development of an innovative frame and suspension system for our motorsports products. We use our proprietary 432cc four-stroke engine, manufactured at our motorsports production facility in Bedford, Pennsylvania, in both our motorcycles and ATVs. We apply the design, testing and production techniques used in our bicycle product line to the development of new and innovative motorsports-related products. We invested approximately $2.5 million, $3.7 million and $4.7 million into research and development of our motorsports products during fiscal years 2002, 2001 and 2000, respectively. Our motorsports research and development projects are currently focused upon the development of one new ATV model, two new motorcycle models, and modifications to existing models to comply with European specifications. These projects are expected to be completed by mid-2003.

The development of the motorsports and bicycle-related innovations exemplify our commitment to continuously invest in developing design, product and process technologies to differentiate Cannondale from our competition. We invested approximately $5.8 million, $6.6 million and $8.5 million into research and development of both bicycle and motorsports products during fiscal years 2002, 2001 and 2000, respectively. Due to the inherent uncertainties in developing new products and improving upon existing products, we cannot determine the additional costs necessary to complete these projects, nor can we assure that the projects will be completed by the dates estimated at this time.

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

EMPLOYEES.

As of June 29, 2002, Cannondale U.S. employed 717 full-time employees, Cannondale Europe employed 125 full-time employees, Cannondale Japan employed 14 full-time employees, and Cannondale Australia employed 7 full-time employees.

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

Cannondale Europe owns a 30,128 square foot facility in Oldenzaal, the Netherlands, which houses administrative and sales offices, a bicycle assembly plant and warehouse. This building is partially secured by a $1.9 million mortgage, and contains additional space for further expansion. In addition, Cannondale Europe leases a 25,286 square foot facility used for warehousing. Cannondale Japan and Cannondale Australia lease a total of 5,940 and 2,500 square feet of office and warehouse space, respectively.

We believe that our present facilities are in good condition and are suitable for our operations. We believe our facilities provide sufficient capacity to meet our anticipated requirements for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of stockholders during the fourth quarter of our 2002 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning our executive officers follows:


             NAME                     AGE       POSITION
             ----                     ---       --------

Joseph S. Montgomery.........         62        Chairman, President, Chief Executive
                                                   Officer, Director
William A. Luca..............         59        Vice President of Finance, Chief
                                                   Financial Officer, Chief Operating
                                                   Officer, Director
Daniel C. Alloway............         43        Vice President of Sales, Director
Leonard J. Konecny...........         59        Vice President of Purchasing
James Scott Montgomery.......         41        Vice President of Marketing, Director
John P. Moriarty.............         58        Assistant Treasurer and Assistant
                                                   Secretary, Chief Accounting Officer
Michael T. Dower.............         50        Vice President of Information Technology
Larry E. Sarver..............         37        Vice President of Manufacturing
Cynthia S. Hoboken...........         48        Treasurer

JOSEPH S. MONTGOMERY founded Cannondale in 1971 and has been our Chairman, President and Chief Executive Officer and a director since inception. Mr. Montgomery is the father of James Scott Montgomery, who is Cannondale's Vice President of Marketing and a director.

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

DANIEL C. ALLOWAY has held a number of positions since joining us in 1982, including Vice President of Sales (November 1998 to the present), Vice President of Sales and Vice President of European Operations (1994 to 1998), Managing Director of Cannondale Europe (1992 to 1994), Director of Sales and Marketing (1990 to 1992) and National Sales Manager (1987 to 1990). Mr. Alloway was appointed a director of Cannondale in June 1998.

LEONARD J. KONECNY joined us in 1994 as Vice President of Purchasing. From 1988 to 1994, he was Director of Materials for General Signal Building Systems (Dual-Lite and Edwards divisions), responsible for the materials and purchasing functions.

JAMES SCOTT MONTGOMERY was appointed as our Vice President of Marketing in 2002. From 1997 to 2002, Mr. Montgomery provided consulting services to Cannondale. He served as our Vice President of Marketing from 1993 to 1997, our President of the Sales and Trading Divisions of Cannondale Japan KK from 1991 to 1993, our co-founder and Managing Director of Cannondale Europe B.V. from 1989 to 1991, and our Director of Purchasing. Mr. Montgomery is the son of Joseph S. Montgomery.

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

LARRY E. SARVER joined Cannondale in 1983. Mr. Sarver served as our Bicycle Plant Manager from 1997 to August 2002, at which time he was appointed our Vice President of Manufacturing.

CYNTHIA S. HOBOKEN joined us in 1998 as our Senior Financial Analyst, and was appointed Treasurer in November 2001. Before joining Cannondale, Ms. Hoboken was the Controller for Amphenol CNP Division from 1997 to 1998, and she was the Director of Finance for Dual-Lite, Inc from 1990 to 1997.

MARK A. CHARPENTIER resigned as our Vice President in September 2002, a position he held since July 2000. He previously held several positions since joining us in 1983, including National Sales Coordinator (1998 to 2000), National Sales Manager (1995 to 1998), Director of Sales (1993 to 1995), and Midwest Region Sales Manager (1987 to 1993).

Each of our officers is appointed by and serves at the pleasure of our Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock began trading on the Nasdaq National Market on November 16, 1994, under the symbol BIKE. The following table sets forth, for the periods indicated, the high and low bid prices per share for our common stock, as reported by the Nasdaq National Market.

                                                             HIGH        LOW
                                                             ----        ---
FISCAL 2002
   First Quarter (7/1/01 to 9/29/01)................      $  3.98     $  2.25
   Second Quarter (9/30/01 to 12/29/01).............         2.30        2.02
   Third Quarter (12/30/01 to 3/30/02)..............         4.50        2.25
   Fourth Quarter (3/31/02 to  6/29/02).............         3.98        2.39
FISCAL 2001
   First Quarter (7/2/00 to 9/30/00)................         6.75        5.28
   Second Quarter (10/1/00 to 12/30/00).............         5.34        3.56
   Third Quarter (12/31/00 to 3/31/01)..............         5.63        3.63
   Fourth Quarter (4/1/01 to  6/30/01)..............         4.40        3.05

As of September 24, 2002, there were approximately 459 stockholders of record of our common stock.

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We have certain financing agreements which limit the payment of dividends.

In July 2002, we sold to Pegasus Partners II, L.P. $25.0 million of our senior notes and warrants to purchase an aggregate of 2,944,552 shares of our common stock. These warrants are exercisable through July 26, 2012 at an initial exercise price of $2.05 per share. If we repay the senior notes in full by January 26, 2004, warrants to purchase 1,972,849 shares will be cancelled. If we do not repay the senior notes in full by that date, but repay the senior notes in full by July 26, 2004, warrants to purchase 1,472,276 shares will be cancelled. The warrants subject to cancellation are not exercisable.

The issuance of the senior notes and warrants was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

We derived the following summary data from our Consolidated Financial Statements. You should read the following information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes, which appear elsewhere in this Form 10-K.


                                      TWELVE        TWELVE       TWELVE     TWELVE        TWELVE
                                      MONTHS        MONTHS       MONTHS     MONTHS        MONTHS
                                       ENDED         ENDED        ENDED      ENDED         ENDED
                                      JUNE 29,      JUNE 30,     JULY 1,    JULY 3,       JUNE 27,
                                       2002          2001         2000       1999          1998
                                      --------      --------     -------    -------       --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Net sales (1)....................      $156,655    $146,791      $162,450    $ 178,765   $173,819
Cost of sales....................       122,328     110,823       112,100      114,627    110,113
                                       --------    --------      --------    ---------    -------
Gross profit.....................        34,327      35,968        50,350       64,138     63,706
Expenses:
  Selling, general and
     administrative (1) (2)......        40,731      36,825        42,771       42,545     41,684
  Research and development.......         5,827       6,639         8,470       10,222      6,750
                                       --------    --------      --------    ---------    -------
Total operating expenses.........        46,558      43,464        51,241       52,767     48,434
                                       --------    --------      --------    ---------    -------
Operating income (loss)..........       (12,231)     (7,496)         (891)      11,371     15,272
Other income (expense):
  Interest expense (2)...........        (5,119)     (6,738)       (5,888)      (4,557)    (1,995)
  Other income (expense) (2).....          (238)        346         2,208        1,160        653
                                       --------    --------      --------    ---------    -------
                                         (5,357)     (6,392)       (3,680)      (3,397)    (1,342)
                                       --------    --------      --------    ---------    -------
Income (loss) before income taxes       (17,588)    (13,888)       (4,571)       7,974     13,930
Income tax (expense) benefit.....         2,148      (6,431)        2,045       (2,051)    (4,578)
                                       --------    --------      --------    ---------    -------
Net income (loss)................      $(15,440)   $(20,319)     $ (2,526)   $   5,923    $ 9,352
                                       ========    ========      ========    =========    =======
BASIC EARNINGS (LOSS) PER
  COMMON SHARE: (3)
Net income (loss)................      $  (2.04)   $  (2.70)     $  (0.34)   $    0.79    $  1.11
Weighted-average common shares...         7,552       7,522         7,497        7,518      8,442
DILUTED EARNINGS (LOSS) PER
  COMMON SHARE: (3)
Net income (loss)................      $  (2.04)   $  (2.70)     $  (0.34)   $    0.77   $   1.08
Weighted-average common shares
  and common equivalent shares
  outstanding....................         7,552       7,522         7,497        7,686      8,682


                                       JUNE 29,    JUNE 30,      JULY 1,     JULY 3,     JUNE 27,
                                         2002        2001         2000         1999        1998
                                      ----------  -----------  -----------  ----------  -----------
BALANCE SHEET DATA:
Working capital..................      $ 48,813    $ 56,574      $ 75,456    $  74,894    $78,975
Total assets.....................       130,940     127,791       164,907      162,379    152,277
Total  long-term debt, excluding         49,751      48,434        63,363       55,997     40,352
  current portion................
Total stockholders' equity.......        34,628      49,055        70,686       75,010     78,238


--------------

(1) Fiscal 1998 through 2000 amounts have been restated in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."


(2) Fiscal 2001 and 2000 amounts have been restated in accordance with FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB Statement No. 13, and Technical Corrections."


(3) No cash dividends were declared or paid on the common stock during any of these periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

The following table presents statement of operations data as a percentage of net sales:

                                                             FISCAL
                                               2002          2001         2000
                                               ----          ----         ----

Net sales................................      100.0%        100.0%      100.0%
Cost of sales............................       78.1          75.5        69.0
                                              ------        ------       -----
Gross profit.............................       21.9          24.5        31.0
Expenses:
   Selling, general and administrative...       26.0          25.1        26.3
   Research and development..............        3.7           4.5         5.2
                                              ------        ------       -----
Total operating expenses.................       29.7          29.6        31.5
                                              ------        ------       -----
Operating loss...........................       (7.8)         (5.1)       (0.5)
Other income (expense):
   Interest expense......................       (3.3)         (4.6)       (3.6)
   Other income (expense)................       (0.1)          0.2         1.3
                                              ------        ------       -----
                                                (3.4)         (4.4)       (2.3)
                                              ------        ------       -----
Loss before income taxes.................      (11.2)         (9.5)       (2.8)
Income tax (expense) benefit.............        1.4          (4.3)        1.2
                                              ------        ------       -----
Net loss.................................       (9.8)%       (13.8)%      (1.6)%
                                              ======        ======       =====

Comparison of Fiscal 2002, 2001 and 2000.

Net Sales. Our net sales grew to $156.7 million in fiscal 2002, from $146.8 million in fiscal 2001, which in turn decreased from $162.5 million in fiscal 2000. The increase in net sales during fiscal 2002 reflects the significant growth in motorsports sales, which totaled $22.0 million compared to $5.3 million for fiscal 2001. During fiscal 2002, we introduced eleven new motorsports models, expanded our domestic motorsports dealer network and began shipping our motorsports products to the international market. Sales of our bicycles declined in fiscal 2002 to $134.6 million from $141.5 million in fiscal 2001 and $162.4 million in fiscal 2000. The fiscal 2002 decrease was primarily attributable to the shift in the timing of inventory receipts by our bicycle dealers closer to the time of their sales to end consumers. In addition, during fiscal 2002 we had an increase in unfilled open orders at the end of June 2002 over the prior year as a result of orders not shippable due to late delivery of componentry from suppliers for the new 2003 bicycle models. For fiscal 2001, our net sales were negatively affected by approximately $8.1 million related to foreign exchange fluctuations, primarily resulting from the weakened Euro against the U.S. dollar. Additionally, the decrease in net sales for fiscal 2001 compared to fiscal 2000 reflected dealers' cautious buying patterns relating to the weakened U.S. economy as well as adverse weather conditions. These reductions were partially offset by the $5.3 million in motorsports shipments during fiscal 2001. Overall, our bicycle sales have decreased in recent years primarily as a result of the industry-wide decline in the bicycle market demand and reduction in inventory by many of our domestic and international dealers.

Cannondale U.S. sales were $90.7 million in fiscal 2002, $80.8 million in fiscal 2001 and $85.0 million in fiscal 2000. The significant increase in Cannondale U.S. shipments during fiscal 2002 relates to the growth in motorsports shipments, offset by a decline in bicycle shipments as discussed above. Net sales reported by Cannondale Europe increased to $58.2 million in fiscal 2002 from $57.5 million in fiscal 2001, which in turn decreased from $66.9 million in fiscal 2000. Included in Cannondale Europe's net sales for fiscal year 2002 are motorsports shipments of approximately $2.0 million. The significant decrease in Cannondale Europe's net sales during fiscal 2001 compared to fiscal 2000 resulted from the unfavorable foreign exchange impacts of the weakened Euro against the U.S. dollar, as mentioned above, coupled with the dealer inventory adjustments. Net sales of Cannondale Japan decreased to $5.3 million in fiscal 2002 from $5.7 million in fiscal 2001 and $7.4 million in fiscal 2000. The 2002 decrease was attributable to an unfavorable foreign exchange impact, whereas the 2001 decrease was attributable to the downturn of the Japanese economy during fiscal 2001 and an unfavorable foreign exchange impact. Net sales of Cannondale

Australia decreased slightly to $2.5 million in fiscal 2002 from $2.8 million in fiscal 2001 and $3.2 million in fiscal 2000, primarily as a result of foreign exchange fluctuations.

Gross Profit. Gross profit as a percentage of net sales decreased to 21.9% in fiscal 2002 from 24.5% in fiscal 2001 and 31.0% in fiscal 2000. The reduction in the gross profit rates in fiscal 2002 was attributable to a shift in the mix of motorsports and bicycle sales; motorsports sales, which have significantly higher product costs than bicycles, comprised 14% of total net sales in fiscal 2002 compared to 4% in fiscal 2001. However, there were significant reductions in these motorsports costs per unit resulting from the increased volume and certain part cost reductions compared to fiscal 2001. The bicycle margins for fiscal 2002 strengthened to 33.8% from 31.8% for fiscal 2001 and 32.2% for fiscal 2000. This increase was a result of bicycle production efficiencies and more favorable product mix compared to 2001 and 2000. The decline in fiscal 2001 margins was primarily attributable to the motorsports production start-up costs, coupled with approximately $2.4 million in unfavorable foreign exchange fluctuations.

Operating Expenses. Selling, general and administrative expenses increased to $40.7 million in fiscal 2002 from $36.8 million in fiscal 2001, which in turn decreased from $42.8 million in fiscal 2000. The increase in selling, general and administrative expenses for fiscal 2002 compared to fiscal 2001 primarily related to higher bicycle-related bad debt expense, insurance costs, amortization of deferred financing costs and motorsports warranty costs. The decrease in selling, general and administrative costs in fiscal 2001 compared to fiscal 2000 primarily related to reductions in such expenses as advertising, product liability insurance and bad debt expense. Additionally, selling, general and administrative expenses in fiscal 2001 were favorably impacted by approximately $1.4 million relating to foreign currency fluctuations. As a percentage of net sales, selling, general and administrative expenses were 26.0% in fiscal 2002, 25.1% in fiscal 2001 and 26.3% in fiscal 2000.

Research and development expenses decreased to $5.8 million in fiscal 2002 from $6.6 million in fiscal 2001 and $8.5 million in fiscal 2000. The decrease in research and development expenses during fiscal 2002 and 2001 primarily reflects the completion of the development stage of our ATVs, coupled with the timing of bicycle research and development projects. We invested approximately $2.5 million, $3.7 million and $4.7 million in research and development for our motorsports products during fiscal 2002, 2001 and 2000, respectively, and we invested approximately $3.3 million, $2.9 million and $3.8 million in research and development for our bicycle products during fiscal 2002, 2001 and 2000, respectively. The integration of our sponsored race teams into our research and development efforts continued to be a significant aspect of our investment during fiscal 2002. We use our race teams for regular testing of both prototype and finished production models.

Interest Expense. Interest expense decreased to $5.1 million in fiscal 2002 from $6.7 million in fiscal 2001, which in turn increased from $5.9 million in fiscal 2000. The reduction in interest expense for fiscal 2002 compared to fiscal 2001 is mainly attributable to the significant drop in U.S. interest rates during the year. Although average debt levels were higher in fiscal 2002 compared to fiscal 2001, the reduction in the interest rates resulted in lower interest payments on our variable-rate domestic borrowings. The increase in interest expense during fiscal 2001 compared to fiscal 2000 primarily resulted from the $400,000 beneficial conversion charge recorded in conjunction with the issuance of a subordinated convertible debenture to a third party investor (see Note 5 in the Notes to the Consolidated Financial Statements). Although average interest rates were higher for the majority of fiscal 2001 compared to fiscal 2000, average debt levels were lower because of the paydown of $12.0 million in long-term debt using the proceeds from the repayment of the note from Joseph Montgomery. Interest expense incurred in fiscal 2001 and 2000 as a result of the $12.0 million loan to Joseph Montgomery was offset by interest charged to him, which is recorded in "Other income (expense)" in the Consolidated Statement of Operations.

Other Income (Expense). Other income primarily consisted of finance charges relating to accounts receivable, which totaled $360,000, $335,000 and $396,000 for fiscal 2002, 2001 and 2000, respectively; foreign currency gains (losses) of ($639,000), ($611,000) and $169,000 for fiscal 2002, 2001 and 2000, respectively; and interest income of $541,000 and $1,105,000 in fiscal 2001 and 2000, respectively, from the loan to Joseph Montgomery.

Income Tax (Expense) Benefit. For fiscal 2002, we recorded an income tax benefit of approximately $2.1 million which primarily resulted from the Job Creation and Worker Assistance Act of 2002. This legislation allowed us to carry back certain net operating losses over a five year period, and consequently reduce a portion of the deferred tax asset valuation allowance established in fiscal 2001. We recorded income tax expense of approximately $12.9 million during fiscal 2001 as a result of a deferred tax asset valuation allowance (see Note 6 in the Notes to the

Consolidated Financial Statements). Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that we establish a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. Prior to the recognition of the deferred tax asset valuation allowance, we recorded an income tax benefit of approximately $6.5 million resulting from our operating losses for the year. We recorded an income tax benefit of $2.0 million in fiscal 2000 as a result of the net loss for the fiscal year.

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


                                                    FOR THE QUARTER ENDED
                          --------------------------------------------------------------------------
                            JUNE     MARCH   DECEMBER SEPTEMBER  JUNE     MARCH   DECEMBER SEPTEMBER
                          29, 2002  30, 2002 29, 2001 29, 2001  30, 2001 31, 2001 30, 2000 30, 2000
                          --------  -------- -------- --------  -------- -------- -------- ---------
                                                         (UNAUDITED)
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net sales..............     $45,551  $39,167  $37,783  $34,154   $42,781  $32,636   $34,687  $36,687
Cost of sales..........      35,849   30,682   28,796   27,001    33,734   25,895    24,469   26,725
                             ------   ------   ------   ------    ------   ------    ------   ------
Gross profit...........       9,702    8,485    8,987    7,153     9,047    6,741    10,218    9,962
Expenses:
Selling, general and
  administrative(1)....      12,181    9,689    9,828    9,033     8,998    9,005     9,353    9,469
Research and
  development..........       1,566    1,616    1,376    1,269     1,222    1,500     1,955    1,962
                             ------   ------   ------   ------    ------   ------    ------    -----
Total operating
  expenses.............      13,747   11,305   11,204   10,302    10,220   10,505    11,308   11,431
                             ------   ------   ------   ------    ------   ------    ------   ------
Operating loss.........      (4,045)  (2,820)  (2,217)  (3,149)   (1,173)  (3,764)   (1,090)  (1,469)
Other expense..........      (1,709)  (1,416)  (1,178)  (1,054)   (1,548)  (1,685)   (1,645)  (1,514)
                             ------   ------   ------   ------    ------   ------    ------   ------
Loss before income
  taxes ...............      (5,754)  (4,236)  (3,395)  (4,203)   (2,721)  (5,449)   (2,735)  (2,983)
Income tax (expense)
  benefit..............          88    1,991      (11)      80       (48)      98    (7,836)   1,356
                             ------   ------   ------   ------    ------   ------    ------    ------
Net loss...............     $(5,666) $(2,245) $(3,406) $(4,123)  $(2,769) $(5,351) $(10,571) $(1,627)
                            =======  =======  =======  =======   =======  =======  ========    ======


Basic and diluted loss
  per share............     $ (0.75) $ (0.30) $ (0.45) $ (0.55)  $ (0.37) $ (0.71) $  (1.41) $ (0.22)


--------------

(1) Fiscal 2001 amounts have been restated in accordance with FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB Statement No. 13, and Technical Corrections."


Our results fluctuate from quarter to quarter principally as a result of a number of factors, including product mix, the timing and number of new retailer openings, the timing of shipments and new product introductions and the effect of adverse weather conditions on consumer purchases. In addition, our business is seasonal due to consumer spending patterns, which in turn affect dealer delivery preferences. These patterns have historically resulted in more shipments during our third and fourth fiscal quarters (January through June). During fiscal 2001, our operating results deviated from this historical pattern. For fiscal 2001, the downturn of both the domestic and international economies, as well as the adverse weather conditions during the majority of the second and third fiscal quarters, caused the deviation from this historical pattern. The third and fourth fiscal quarters together accounted for 51% of our total net sales in fiscal 2001. However, during fiscal 2002, our third and fourth fiscal quarters accounted for 54% of our total net sales for the year. This shift was primarily attributable to the growth in motorsports shipments, as illustrated below:




                                                    FOR THE QUARTER ENDED
                          --------------------------------------------------------------------------
                            JUNE     MARCH   DECEMBER SEPTEMBER  JUNE     MARCH   DECEMBER SEPTEMBER
                          29, 2002  30, 2002 29, 2001 29, 2001  30, 2001 31, 2001 30, 2000 30, 2000
                          --------  -------- -------- --------  -------- -------- -------- ---------
                                                         (UNAUDITED)
                                                        (IN THOUSANDS)

Bicycle net sales.....     $38,032  $30,984  $32,578  $33,039   $40,645  $30,899   $34,783   $35,148
Motorsports net sales.       7,519    8,183    5,205    1,115     2,136    1,737       (96)    1,539
                           -------  -------  -------  -------   -------  -------   -------   -------
Total net sales.......     $45,551  $39,167  $37,783  $34,154   $42,781  $32,636   $34,687   $36,687
                           =======  =======  =======  =======   =======  =======   =======   =======


To aid in developing our production and delivery schedules, we use our Authorized Retailer Program, or ARP. Using this program, our sales force formulates a delivery plan with our retailers, typically based upon historical delivery information, that conforms with the retailers' growth objectives and their inventory needs. This program incorporates freight and pricing discounts as incentives for the retailers to achieve their growth objectives formulated together by the retailers and our sales force. We believe that our ARP allows us to maximize the competitive advantage of our flexible domestic manufacturing capabilities, which in turn provides us with the ability to meet changes in market trends and demand rapidly.

LIQUIDITY AND CAPITAL RESOURCES.

Our primary sources of working capital over the past three years have been cash from operations, borrowings under our revolving credit facilities, term loans, and subordinated debentures.

In July 2002, we entered into a new financing facility with Pegasus Partners II, L.P., and amended our existing credit facility with the CIT Group/Business Credit, Inc. The new financing facilities cured any defaults under our prior financing agreements, and permitted us to classify our debt as long-term on our Consolidated Balance Sheet at June 29, 2002.

We sold to Pegasus $25.0 million of senior notes and warrants to purchase an aggregate of 2,944,552 shares of our common stock. The senior notes are due July 25, 2007. We may prepay the senior notes without penalty at any time. Interest payments at the rate of 7.5% per annum are payable in cash, and interest payments at the rate of 12.5% are payable in additional senior notes, or at our option, in cash. The senior note agreement requires minimum fixed charge coverage, net worth, daily availability, consolidated EBITDA and motorsports EBITDA levels, as defined, and restricts the payment of cash dividends. The senior notes are secured by a first lien on our domestic machinery and equipment, a junior lien on our Connecticut and Pennsylvania real property, subject only to first liens held by state government agencies, and by a junior lien on all other domestic assets. The warrants issued to Pegasus are exercisable through July 26, 2012 at an initial exercise price of $2.05 per share. If we repay the senior notes in full by January 26, 2004, warrants to purchase 1,972,849 shares will be cancelled. If we do not repay the senior notes in full by that date, but repay the senior notes in full by July 26, 2004, warrants to purchase 1,472,276 shares will be cancelled. The warrants subject to cancellation are not exercisable.

Our amended facility with CIT provides us with a five year revolving line of credit. The amount of the revolving line of credit is the lesser of $35.0 million or a percentage of eligible receivables and inventories. Interest on the revolving line of credit is payable monthly, and is computed as a Base Rate (JPMorgan Chase Bank prime rate) plus an applicable increment, or a LIBOR (London Interbank Offered Rate) plus an applicable increment. The applicable increments are based on daily availability, as defined, and range from 1.25% to 1.75% on the prime rate, and 3.25% to 3.50% on the LIBOR. The amended facility requires minimum fixed charge coverage, net worth, daily availability, consolidated EBITDA and motorsports EBITDA levels, as defined, and restricts the payment of cash dividends. The facility is secured by a first lien on all of our domestic assets, with the exception of our Connecticut and Pennsylvania real property and machinery and equipment, to which CIT holds a junior lien.

We used approximately $10.3 million of the net proceeds from the sale of our senior notes to retire our prior term loans with CIT and Ableco Finance LLC. The remaining net proceeds of approximately $11.7 million have been used for working capital needs. In conjunction with this refinancing, in July 2002 we expensed approximately $1.8 million in unamortized deferred financing costs associated with the retired debt. Additionally, we allocated the $25.0 million proceeds from the Pegasus financing between the senior notes and the warrants. The resulting debt discount will be amortized over the five year life of the senior notes to interest expense.

In June 2000, we entered into a five year secured credit facility in the amount of $60.0 million with CIT as the administrative and collateral agent. The secured facility consisted of a revolving line of credit and a term loan. The outstanding amount of the revolving line of credit was limited to the lesser of $45.0 million or a percentage of eligible receivables and inventories. At June 29, 2002 and June 30, 2001, approximately $2.3 million and $7.9 million, respectively, was available under the revolving line of credit. The term loan, initially in the amount of $15.0 million, was scheduled to amortize in 19 consecutive quarterly principal payments of $622,250 each, followed by a final payment of the remaining unamortized principal at maturity. In accordance with the provisions of the secured facility, we paid down the term loan by approximately $2.1 million during fiscal 2001 in conjunction with the full repayment of the note from Joseph Montgomery (see Note 15 in the Notes to the Consolidated Financial Statements). The interest rate on the revolving line of credit was 8.25% at June 29, 2002 and June 30, 2001, and the interest rate on the term loan was 8.75% at June 29, 2002 and June 30, 2001. Interest on the revolving line of credit and term loan was payable monthly, and was computed as the Chase Bank Rate (prime rate) plus an applicable revolver or term loan prime rate margin per annum, or LIBOR plus the applicable revolver or term loan LIBOR margin per annum. The revolver and term loan margins were based on certain fixed charge coverage ratios, as defined, and ranged from 0.25% to 1.50% on the prime rate, or 1.75% to 3.00% on the LIBOR. The secured facility was collateralized by substantially all of Cannondale U.S. assets and the issued and outstanding stock of our subsidiaries. The secured facility required minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricted the payment of cash dividends.

In conjunction with the secured facility, we also entered into a three year financing agreement with Ableco Finance LLC during fiscal 2000, which provided for a $15.0 million term loan. Such loan was scheduled to amortize in four quarterly principal payments of $337,750 each, followed by seven quarterly payments of $500,000 each, and a final payment of the remaining unamortized principal at maturity. In accordance with the provisions of the Ableco agreement, we paid down the term loan by approximately $9.9 million during fiscal 2001 in conjunction with the full repayment of the note from Joseph Montgomery. The interest rate on the term loan at June 29, 2002 and June 30, 2001 was 20.5% and 18.0%, respectively. Such interest, determined on a monthly basis, consisted of a reference rate (prime rate), as defined, plus a margin. Interest of 15.0% was payable in cash on a monthly basis, and the remaining 5.5% was capitalized as additional principal of the loan. In June 2000, we issued to Ableco warrants to purchase an aggregate of 393,916 shares of our common stock at a purchase price of $0.01 per share. These warrants could be exercised at any time after June 30, 2001, but prior to June 30, 2005, provided we had not paid or prepaid at least $7.5 million of principal under the term loan by June 30, 2001. The warrants were terminated during fiscal 2001 in conjunction with the early paydown of the term loan of approximately $9.9 million. The term loan was collateralized by a second security interest in substantially all of Cannondale U.S. assets. The Ableco agreement required minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricted the payment of cash dividends.

In April 2001, we amended our respective prior financing agreements with CIT and Ableco, effective as of December 31, 2000, in order to modify certain financial covenants. As a result of these amendments, we were in compliance with all financial covenants of our borrowing facilities. As a condition to entering into these amendments, we were required to receive a cash infusion of at least $7.0 million, of which no more than $3.0 million was to be paid by our foreign subsidiaries. In satisfaction of this condition, Cannondale Europe repaid to Cannondale U.S. $3.0 million of intercompany indebtedness, and we sold an aggregate of $4.0 million of convertible subordinated debentures to two individual investors, including $2.0 million to our Chairman, President and Chief Executive Officer, Joseph Montgomery. Both debentures bear interest at an annual rate of 8.0%.

The $2.0 million debenture issued to Mr. Montgomery is due June 28, 2005 and is convertible into shares of our common stock at an initial conversion price of $4.50 per share. Mr. Montgomery may convert this debenture once the $2.0 million subordinated debenture issued to the third party investor is no longer outstanding (whether by conversion, redemption, payment in full of the principal sum, or otherwise). The $2.0 million debenture issued to the third party investor is due April 28, 2004 and is immediately convertible into shares of our common stock at an initial conversion price of $3.75 per share. This debenture contains a beneficial conversion feature equal to the difference of the market price of Cannondale stock at the date of issue ($4.50 per share) and the conversion price ($3.75 per share). During fiscal 2001, we recorded interest expense related to the beneficial conversion feature of $400,000, with the offset to additional paid-in capital. As a result of the issuance of the senior notes and warrants to Pegasus in connection with our refinancing in July 2002, the conversion prices of the convertible debentures have been adjusted. In accordance with the antidilution provisions of the debentures, the conversion price of the debenture issued to Mr. Montgomery was reduced to $4.32 per share, which will entitle Mr. Montgomery to receive an additional 18,519 shares upon conversion. The conversion price of the debenture issued to the third party investor was reduced to $3.64 per share, which will entitle the holder to receive an additional 16,118 shares upon conversion.

In February 2000, Cannondale Europe entered into a financing agreement with IFN Finance, B.V., secured by receivables from European customers for a period of three years. The available financing is 80% of pledged receivables, subject to a maximum of EUR 18,151,000 (approximately $17,995,000 at June 29, 2002). The financing may be in the form of either a current account overdraft or short-term loans (up to a maximum of EUR 6,807,000, or $6,748,000 at June 29, 2002). At June 29, 2002, the remaining availability under the IFN agreement was approximately $2.5 million. The interest rate is determined as the sum of the European central bank rate, subject to a minimum of 3.00% per annum, plus a margin of 1.50%. At June 29, 2002, $6,741,000 was outstanding in short-term loans with interest at 4.85%, and $5,530,000 was outstanding in account overdrafts with interest at 5.50%. At June 30, 2001, $5,788,000 was outstanding in short-term loans with interest at 5.86%, and $22,000 was outstanding in account overdrafts with interest at 6.75%. The pledged receivables are subject to certain conditions, including concentrations from single customers and time outstanding. In addition, the agreement provides for the payment of customary fees on a quarterly basis.

In February 2000, Cannondale Europe entered into an agreement with ABN AMRO Onroerend Goed Lease en Financieringen B.V. ("ABN Financing") to mortgage its office building and land. The mortgage was in the amount of EUR 1,293,000 (approximately $1,282,000 at June 29, 2002), with a five year fixed interest rate of 6.70%, and a variable rate thereafter. Such mortgage is in addition to the previous ABN Financing mortgage of EUR 697,000 (approximately $691,000 at June 29, 2002), and both mortgages will expire on September 12, 2016. The interest on the previous ABN Financing mortgage is adjusted every three months, subject to a maximum of 7.55%, based upon the European central bank rate. The rate on this mortgage was 6.05% and 7.15% at June 29, 2002 and June 30, 2001, respectively.

During fiscal 2001, we paid down $12.0 million in long-term debt using the proceeds from the full repayment of the note from Joseph Montgomery. Accordingly, we expensed $552,000 of related unamortized deferred financing costs. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB Statement No. 13, and Technical Corrections," this write-off is reflected as a component of selling, general and administrative expenses on the Consolidated Statement of Operations for the fiscal year ended June 30, 2001.

During fiscal 2000, we used the proceeds of the CIT, Ableco, and IFN financing arrangements to retire our prior $75.0 million amended and restated multi-currency credit facility. We recorded a net loss of $234,000 which was comprised of the write-off of net deferred financing costs (approximately $1.1 million) offset by realized gains on the settlement of the foreign-denominated debt (approximately $325,000) and the interest rate swap agreements (approximately $420,000). Such amounts have been included in our loss before income taxes on the Consolidated Statement of Operations for the fiscal year ended July 1, 2000.

Cannondale Europe and Cannondale Japan each maintain a separate credit facility for short-term borrowings. In March 2002, Cannondale Europe renegotiated certain terms of its multi-currency credit arrangement with ABN AMRO Bank N.V. ("ABN"), which allows Cannondale Europe to borrow up to EUR 5,000,000 (approximately $4,957,000 at June 29, 2002) on a short-term basis. The current interest rate on the overdraft facility is 5.50%, which is comprised of an ABN Euro base rate of 4.00% plus a margin of 1.50%. The minimum interest rate on the overdraft facility is an ABN Euro base rate of 3.00% plus the margin of 1.50%. Borrowings are limited to 50% of the lower of cost or market of on-hand inventory. Cannondale Japan has an unsecured revolving credit facility for up to JPY 155,000,000 (approximately $1.3 million at June 29, 2002) with an interest rate of 3.00%. Approximately $2,777,000 and $1,058,000 of principal amount was outstanding under the European and Japanese facilities, respectively, at June 29, 2002, and approximately $346,000 and $238,000, respectively, was available under these facilities at such time. Cannondale Europe's credit arrangement contains no specific expiration date, and may be terminated either by Cannondale Europe or the lenders at any time. Cannondale Japan has agreed to pay monthly installments of JPY 1,500,000 (approximately $12,500 as of June 29, 2002) until October 2002 to reduce the outstanding balance. The European and Japanese facilities are guaranteed by Cannondale U.S.

Net cash provided by (used in) operating activities was $(7.4) million, $1.9 million and ($5.9) million in fiscal 2002, 2001 and 2000, respectively. The significant increase in net cash used in operating activities during fiscal 2002 compared to fiscal 2001 is primarily attributable to the higher motorsports receivable levels. The net cash provided by operating activities during fiscal 2001 was primarily attributable to the receipt of all interest on the note receivable from Joseph Montgomery. The net cash used in operating activities during fiscal 2000 was primarily attributable to the increase in inventories resulting from the lower sales volume and the motorsports start-up.

Capital expenditures were $2.6 million, $4.3 million and $6.0 million in fiscal 2002, 2001 and 2000, respectively. During fiscal 2002 and 2001, the majority of capital expenditures were for motorsports equipment and tooling. For fiscal 2000, the majority of the expenditures related to motorsports equipment and tooling ($3.5 million) and computer equipment ($1.3 million). In fiscal 2000, we obtained $1.0 million of financing from PIDA for our motorsports production facility in Bedford, Pennsylvania. In connection with our new secured facility with CIT (see Note 5 in the Notes to the Consolidated Financial Statements), future capital expenditures by Cannondale U.S. are limited to $4.5 million per year.

During fiscal 2001, we entered into two sale-leaseback transactions for manufacturing equipment. We recognized no gain or loss on a $421,000 transaction that has resulted in approximately $152,000 of additional rent expense annually for a three year period. Additionally, we realized a $39,000 gain on a $310,000 transaction in which we received $160,000 and the lender paid the balance of the equipment cost. We deferred this gain, and will amortize it to earnings over the six year term of the lease. This lease has resulted in approximately $63,000 of additional rent expense annually. Both leases are being accounted for as operating leases.

During fiscal 2000, we entered into a $960,000 sale-leaseback transaction for manufacturing and research and development equipment from which we received proceeds of $633,000 and the lender paid the balance of the equipment cost. The sale resulted in a $48,000 gain, which was deferred and is being amortized over the seven year term of the lease. The lease provides us with the option to purchase the equipment for 25.46% of the equipment cost on the 85th basic rent date. This lease is being accounted for as an operating lease and has resulted in rent expense of approximately $141,000 annually.

During fiscal 2002, 2001 and 2000, Cannondale Europe remitted dividends totaling approximately $1.6 million, $2.3 million and $11.5 million, respectively, to Cannondale U.S. Such funds were used to retire outstanding long-term debt balances.

Inflation is not a material factor affecting our results of operations and financial condition. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

We expect to fund our planned operating and capital requirements through fiscal 2003 with cash generated by operations and borrowings under our revolving credit facilities. As of September 20, 2002, we had approximately $1.1 million available for working capital needs after giving effect to a $3.5 million minimum availability reserve requirement set forth in our credit facility with CIT. The amount of availability under our revolving credit facility with CIT is subject to adjustment in the event of increases or decreases in our accounts receivable and/or inventory levels. We will depend on cash generated by our operations to fund a substantial portion of our working capital needs in fiscal 2003. In turn, our cash flows from operations will depend upon, among other things, the timing of product shipments and the payment of receivables owed to us. If our sources of liquidity from our credit facilities are unavailable or insufficient and if we cannot generate sufficient positive cash flows from operations to fund our working capital needs, we may be required to obtain additional sources of funds through operational changes, asset sales, additional third-party financing or a combination thereof. We can give no assurance that additional sources of funds will be available to us on commercially reasonable terms or at all.

In the following table, we summarize our consolidated long-term debt and operating lease obligations as of June 29, 2002, in thousands. See Notes 5 and 10 in the Notes to the Consolidated Financial Statements for further detail:

                                          DUE IN     DUE IN      DUE IN     DUE AFTER
                                         LESS THAN     1-3         4-5         5
CONTRACTUAL OBLIGATIONS      TOTAL DUE    1 YEAR      YEARS       YEARS       YEARS
-----------------------      ---------   ---------   -------     -------    ---------

Long-term debt............   $ 62,470     $ 12,774   $ 4,978     $ 15,682    $ 29,036
Capital lease obligations.         98           43        55            -           -
Operating lease obligations     5,207        2,074     1,797          724         612
                             --------     --------  --------     --------    --------
Total contractual
  obligations............... $ 67,775     $ 14,891  $  6,830     $ 16,406    $ 29,648
                             ========     ========  ========     ========    ========


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

ACCOUNTING DEVELOPMENTS.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB Statement No. 13, and Technical Corrections." This Statement prescribes that certain gains and losses arising from the extinguishment of debt are included in operating results, rather than as extraordinary items as previously required under FASB Statement No. 4. The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. We have early adopted this Statement and, accordingly, the extraordinary losses incurred in fiscal years 2001 and 2000 of $552,000 and $234,000, respectively, relating to debt extinguishments have been reclassified to our results from operations.

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

WE HAVE SUFFERED DECREASED SALES AND SUBSTANTIAL NET LOSSES IN RECENT PERIODS AND WE CANNOT PREDICT WHETHER OUR FUTURE OPERATIONS WILL BE PROFITABLE. Our net sales have fluctuated from $162.5 million in fiscal 2000 to $146.8 million in fiscal 2001 to $156.7 million in fiscal 2002. In addition, our net losses totaled $2.5 million in fiscal 2000, $20.3 million in fiscal 2001 (including the effect of a deferred tax asset valuation provision of $12.9 million), and $15.4 million in fiscal 2002. Our future level of sales and potential profitability depend on many factors, including our ability to enhance existing products and achieve market acceptance of new products, especially our motorsports products, the effectiveness of our dealer networks and sales teams and various economic conditions and changes affecting discretionary consumer spending. Furthermore, due to the significant production and fixed costs associated with our motorsports division, we currently realize negative margins on the sale of most of our motorsports products. We will need to substantially increase sales of our motorsports products in order to achieve positive margins on the sale of these products. As a result, we can give no assurance that we will experience any significant growth in net sales or that our future operations will return to profitability.

OUR REVENUES AND EARNINGS COULD CONTINUE TO BE NEGATIVELY AFFECTED IF WE CANNOT ANTICIPATE MARKET TRENDS, ENHANCE EXISTING PRODUCTS AND ACHIEVE MARKET ACCEPTANCE OF NEW PRODUCTS, ESPECIALLY OUR MOTORSPORTS PRODUCTS. Our ability to return to the growth pattern that characterized our operations in prior years is dependent to a large part on our ability to successfully anticipate and respond to changing consumer demands and trends in a timely manner, including the introduction of new or updated products at prices acceptable to customers. While the substantial part of our sales historically has been attributable to mountain and road bikes, we believe that our introduction of our motorsports product lines will provide diversification of our products. Our ability to achieve market acceptance for these products will depend upon our ability to:

        o  establish a strong and favorable brand image;

        o  establish a reputation for high quality; and

        o continue to develop our network of independent motorsports dealers to sell these products.

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

WE FACE SUBSTANTIAL COMPETITION FROM A NUMBER OF MANUFACTURERS IN EACH OF OUR PRODUCT LINES, INCLUDING IN THE MOTORSPORTS MARKET, WHICH WE MAY NOT BE ABLE TO PENETRATE BECAUSE OF THE ESTABLISHED MANUFACTURING CAPABILITIES, MARKET POSITION AND BRAND RECOGNITION OF MANY OF OUR COMPETITORS. The worldwide market for bicycles and accessories is extremely competitive and we face strong competition from a number of manufacturers in each of our product lines. A number of our competitors are larger and have greater resources than we have. Competition in the high-performance segment of the bicycle industry is based primarily on perceived value, brand image, performance features, product innovation and price. Competition in foreign markets may also be affected by duties, tariffs, taxes and the effect of various trade agreements, import restrictions and fluctuations in exchange rates. We may not be successful in the bicycle market if we cannot compete on:

        o  the breadth and quality of our bicycle product lines;

        o the continued development and maintenance of an effective specialty bicycle retailer network;

        o  brand recognition; and

        o  price.

The motorsports market is also highly competitive. Our principal competitors in this market are foreign manufacturers that have financial resources substantially greater than ours, have established manufacturing capabilities, have established market positions and have strong brand recognition. As a result, we may not be able to penetrate the motorsports market. We may not be successful in the motorsports market if we cannot compete on:

        o  the design and production of quality motorcycles and ATVs;

        o the development and maintenance of an effective motorsports retailer network;

        o  brand recognition;

        o  market presence;

        o  timely delivery of motorcycles and ATVs; and

        o  price.

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

WE RELY ON A SINGLE SUPPLIER FOR MANY OF THE SIGNIFICANT COMPONENTS IN OUR BICYCLE PRODUCTS AND WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO OBTAIN COMPONENTS FROM OUR CURRENT BICYCLE AND MOTORSPORTS SUPPLIERS AT REASONABLE PRICES OR ON A TIMELY BASIS. Our ability to distribute our products on schedule is highly dependent on our timely receipt of an adequate supply of components and materials. Our bicycles, motorcycles and ATVs incorporate numerous components manufactured by other companies. Although there are many suppliers for each of our component parts, we rely on a sole source of supply for many of the significant components in our bicycle products. This reliance involves a number of significant risks, including:

        o temporary unavailability of materials and interruptions in delivery of components and materials from our suppliers;

        o manufacturing delays caused by unavailability or interruptions of components and materials to us; and

        o fluctuations in the quality and the price of components and materials.

We have few long-term agreements with our component manufacturers, and have no long-term agreement with Shimano, our largest single supplier, or with the suppliers of many of the materials used in the manufacture of our products. As a result, we can provide no guarantee that we will be able to purchase the components and materials we need from our current suppliers at reasonable prices or on a timely basis. Although we believe we have established close relationships with our principal suppliers, our future success will depend upon our ability to maintain flexible relationships with our suppliers or to substitute new suppliers without interruption of supply. The loss of Shimano or certain other key suppliers or delays or disruptions in the delivery of components or materials could have a material adverse effect on our manufacturing operations and our operating results. For example, we have suffered recent delays in the delivery of certain components used in our bicycles. As a result, we have been unable to produce a sufficient number of bicycles to fulfill our outstanding orders during the first quarter of fiscal 2003, which in turn will have a negative impact on our operating results for the first quarter of fiscal 2003.

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

DISCRETIONARY CONSUMER SPENDING MAY AFFECT PURCHASES OF OUR PRODUCTS AND IS AFFECTED BY VARIOUS ECONOMIC CONDITIONS AND CHANGES. Purchases of bicycles and motorsports products, particularly the high-performance models manufactured by us, and our other products are considered discretionary for consumers. Our success will be influenced by a number of economic factors affecting discretionary consumer spending, including:

        o  employment levels;

        o  business conditions;

        o  interest rates;

        o  general level of inflation; and

        o  taxation rates.

Adverse economic changes affecting these factors may restrict consumer spending and thereby adversely affect our growth and profitability. For example, we believe that the weakening of the U.S. economy and the related decline in consumer confidence has contributed to the decline in our bicycle sales during fiscal 2002 and 2001.

OUR ABILITY TO MEET OUR FINANCIAL OBLIGATIONS AND OPERATIONAL COMMITMENTS DEPENDS ON CERTAIN FACTORS BEYOND OUR CONTROL. Our ability to satisfy various financial covenants contained in our credit facilities with Pegasus and CIT and to maintain our planned levels of production depends on our future financial and operating performance. This performance is subject to various factors, including certain factors beyond our control such as, among other things, various economic conditions and changes adversely affecting discretionary consumer spending. The breach of any of the financial covenants in our credit facilities, unless waived or amended by the lenders, would constitute an event of default under our financing agreements, which would permit our lenders to accelerate the maturity of our debt. We can give no assurance that we would be able to obtain any such waiver or amendment on acceptable terms or at all. In addition, we will depend on cash generated by our operations to fund a substantial portion of our working capital needs in fiscal 2003. If we cannot generate sufficient positive cash flows from operations to continue compliance with the financial covenants contained in our financing facilities or to fund our working capital needs, we could be forced to:

        o  reduce or delay capital expenditures;

        o limit or discontinue, temporarily or permanently, business plans, activities or operations;

        o  sell assets or businesses;

        o  obtain additional debt or equity financing; or

        o  restructure or refinance our debt.

WE ARE SUBJECT TO OPERATIONAL, FINANCIAL, POLITICAL AND EXCHANGE RATE RISKS DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL OPERATIONS AND SALES. A substantial portion of our sales is generated by our foreign subsidiaries. As a result, our operations are subject to risks inherent in international business activities, including:

        o  fluctuations in currency exchange rates;

        o  shipment delays;

        o  difficulties in accounts receivable collections;

        o  changes in tariffs and other barriers;

        o  unexpected changes in legal and regulatory requirements;

        o  political and economic instability;

        o  difficulties in staffing and managing international operations; and

        o  potentially adverse tax consequences.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND OUR STOCK PRICE MAY BE VOLATILE AS A RESULT. Our quarterly operating results may fluctuate in the future as a result of a number of factors, including:

        o  the amount and timing of orders from retailers;

        o  the timing and number of new retailer openings;

        o  the timing of shipments and new product introductions;

        o the amount and timing of expenditures for key components and materials;

        o  the availability of key components and materials;

        o  manufacturing delays;

        o  seasonal variations in the sale of our products;

        o  product mix;

        o  pricing changes in our products;

        o  the effect of adverse weather conditions on consumer purchases; and

        o  general economic conditions.

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

THE DILUTION WHICH MAY RESULT FROM THE CONVERSION AND EXERCISE OF OUR OUTSTANDING CONVERTIBLE DEBENTURES AND WARRANTS COULD BE SIGNIFICANT. In April 2001, we issued two convertible debentures, each with a principal amount of $2.0 million, to two individual investors. The two debentures are convertible, in whole or in part, at the option of the holders into shares of our common stock at an initial conversion price of $3.75 and $4.50, respectively, or an aggregate of 977,777 shares. We have registered the resale of all 977,777 shares, which means that when a debenture is converted, in whole or in part, the holder may resell the shares received on the conversion in the public market. Furthermore, in July 2002, in connection with the sale of $25.0 million of our senior notes, we issued to Pegasus Partners II, L.P. warrants to purchase an aggregate of 2,944,552 shares of our common stock. These warrants are exercisable through July 26, 2012 at an initial exercise price of $2.05 per share. If we repay the senior notes in full by January 26, 2004, warrants to purchase 1,972,849 will be cancelled. If we do not repay the senior notes in full by that date, but repay the senior notes in full by July 26, 2004, warrants to purchase 1,472,276 shares will be cancelled. The warrants subject to cancellation are not exercisable. In connection with the issuance of these warrants, the conversion prices of the convertible debentures were reduced, which will entitle the holders of the debentures to collectively receive additional shares upon conversion. The conversion of a material portion of these debentures and/or the exercise of a material portion of these warrants will have a substantial dilutive effect on our existing stockholders.

THE PROVISIONS OF THE CONVERTIBLE DEBENTURES AND THE PEGASUS WARRANTS WOULD SUBJECT OUR STOCKHOLDERS TO FURTHER DILUTION IF WE WERE TO ISSUE COMMON STOCK AT PRICES BELOW THE CONVERSION PRICES OF THE DEBENTURES OR THE EXERCISE PRICE OF THE WARRANTS. In addition to provisions providing for proportionate adjustments in the event of stock splits, stock dividends and similar events, the debentures provide for an adjustment of the applicable conversion prices if we issue shares of our common stock at prices lower than these conversion prices. Similarly, the warrants issued to Pegasus provide for an adjustment of both the exercise price and the number of shares issuable upon exercise of the warrants if we issue shares of our common stock at prices lower than the exercise price of the warrants. This means that if we raise equity financing at the then current market price at a time when the market price for our common stock is lower than the applicable conversion and exercise prices, then the conversion price of the debentures will be reduced, the number of shares issuable upon conversion of the debentures will be increased, the exercise price of the warrants will be reduced, the number of shares issuable upon exercise of the warrants will be increased and, as a result, the potential dilution to stockholders will be increased.

IF THE HOLDERS OF THE CONVERTIBLE DEBENTURES OR THE PEGASUS WARRANTS ELECT TO SELL A MATERIAL AMOUNT OF THEIR SHARES OF OUR COMMON STOCK, THE MARKET PRICE OF OUR SHARES MAY DECREASE. It is possible that the holders of the debentures and warrants issued to Pegasus will offer for sale all or a material portion of the shares issuable upon conversion of the debentures or the exercise of the warrants, respectively. Further, because it is possible that a significant number of these shares could be sold at one time, those sales could reduce the market price of our common stock.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks relating to our operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. To address these risks, we enter into various hedging transactions as described below. We do not use financial instruments for trading purposes.

CREDIT RISKS.

Our customer base is composed of specialty bicycle and motorsports retailers located principally throughout the United States and Europe. Our net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of our net sales during fiscal 2002, 2001 or 2000. No single customer accounted for more than 5% of our net sales during fiscal 2002, 2001 or 2000. As a result of the seasonality of our business, the payment terms offered to our bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors. The majority of our domestic motorsports dealers use a third-party financial services organization to finance their inventory purchases whereby we receive payment from such organization for all motorsports shipments within a specified period of time (not exceeding 120 days), less an interest factor. All other products are sold with payment terms from 30 to 180 days.

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

At June 29, 2002 and June 30, 2001, we had approximately $23.8 million and $14.8 million, respectively, of forward exchange contracts outstanding. Of the total contracts outstanding at June 29, 2002 and June 30, 2001, approximately $19.3 million and $7.9 million, respectively, were designated as effective cash flow hedges. We use forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. As of June 29, 2002, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was six months. The remaining foreign exchange contracts outstanding at June 29, 2002 and June 30, 2001 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

At June 29, 2002, the fair value of forward foreign contracts in gain (i.e. asset) positions was $82,000, and the fair value of forward foreign contracts in loss (i.e. liability) positions was ($1.4) million. These fair values were determined based upon current forward rates applicable to the remaining terms of the forward contracts as of June 29, 2002. The fair value of contracts in asset positions is included as a component of "Prepaid expenses and other current assets," and the fair value of contracts in liability positions is included as a component of "Accrued expenses" on our Consolidated Balance Sheet. At June 30, 2001, the fair value of forward foreign contracts in gain (i.e. asset) positions was $121,000, and the fair value of forward foreign contracts in loss (i.e. liability) positions was ($74,000). These fair values were determined based upon current forward rates applicable to the remaining terms of the forward contracts as of June 30, 2001.

The following table provides information about our derivative financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt obligations at June 29, 2002.


                                       INTEREST RATE SENSITIVITY
                            PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                            ------------------------------------------------
                                             (IN THOUSANDS)
                                                                                                  FAIR
                                                                                                  VALUE
                                                                                                 AT JUNE
                                                                                                   29,
                                2003     2004     2005     2006     2007    THEREAFTER  TOTAL      2002
                                ----     ----     ----     ----     ----    ----------  -----    ---------
LIABILITIES:
Long-term debt, including
current portion
  Fixed rate...............    $   363   $2,353   $2,352  $ 339    $   333   $ 1,693    $ 7,433   $ 7,530
  Average interest rate....       3.80%    7.37%    7.39%  3.53%      3.53%     3.49%      5.97%
  Variable  rate...........    $12,454   $  178   $  150  $ 159    $14,851   $27,343    $55,135   $55,110
  Average interest rate....       5.15%    5.82%    5.65%  5.65%      6.24%    18.79%     12.22%


The following tables summarize information on foreign currency forward exchange contracts which were denominated in currencies other than the functional currency and were sensitive to foreign currency exchange rate changes. For these foreign currency forward exchange contracts, the tables present the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. These notional amounts were used to calculate the contractual payments to be exchanged under the contract.

                    EXPOSURES RELATED TO DERIVATIVE CONTRACTS
                          WITH EURO FUNCTIONAL CURRENCY
                 PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
          FORWARD FOREIGN CURRENCY EXCHANGE RATE (EURO/FOREIGN CURRENCY)
          --------------------------------------------------------------
                                  (IN THOUSANDS)
                                                                                  FAIR
                                                                                  VALUE
                                                                                 AT JUNE
                                                                                    29,
                            2003     2004 2005 2006  2007 THEREAFTER   TOTAL       2002
                            ----     ---- ---- ----  ---- ----------   -----     --------
FORWARD CONTRACTS TO SELL
  FOREIGN CURRENCY FOR
  EUROS:
Norwegian Krona
  Notional amount....     $   187      --   --   --    --       --    $   187     $    (8)
  Contract rate......      0.1277                                      0.1277
British Sterling
  Notional amount....     $ 1,302      --   --   --    --       --    $ 1,302     $    72
  Contract rate......      1.6249                                      1.6249
Swiss Franc
  Notional amount....     $ 1,215      --   --   --    --       --    $ 1,215     $    (1)
  Contract rate......      0.6800                                      0.6800

FORWARD CONTRACTS TO BUY
  FOREIGN CURRENCY FOR
  EUROS:
United States Dollar
  Notional amount....     $15,000      --   --   --    --       --    $15,000     $(1,199)
  Contract rate......      1.0900                                      1.0900
Japanese Yen
  Notional amount....     $ 1,589      --   --   --    --       --    $ 1,589     $    (3)
  Contract rate......      0.0085                                      0.0085


                    EXPOSURES RELATED TO DERIVATIVE CONTRACTS
                  WITH UNITED STATES DOLLAR FUNCTIONAL CURRENCY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
 FORWARD FOREIGN CURRENCY EXCHANGE RATE (UNITED STATES DOLLAR/FOREIGN CURRENCY)
 ------------------------------------------------------------------------------
                                 (IN THOUSANDS)
                                                                                         FAIR
                                                                                         VALUE
                                                                                        AT JUNE
                                                                                          29,
                                        2003   2004  2005 2006 2007  THEREAFTER TOTAL     2002
                                        ----   ----  ---- ---- ----  ---------- -----   --------
FORWARD CONTRACTS TO SELL
  FOREIGN CURRENCY FOR UNITED
  STATES DOLLARS:
Australian Dollar
  Notional amount..................    $   555   --    --   --   --        --   $   555  $  (26)
  Contract rate....................     0.5365                                   0.5365
Canadian Dollar
  Notional amount..................    $ 1,878   --    --   --   --        --   $ 1,878  $  (60)
  Contract rate....................     0.6367                                   0.6367
Japanese Yen
  Notional amount..................    $   343   --    --   --   --        --   $   343  $  (17)
  Contract rate....................     0.0080                                   0.0080
Euro
  Notional amount..................    $ 1,667   --    --   --   --        --   $ 1,667  $  (86)
  Contract rate....................     0.9394                                   0.9394

FORWARD CONTRACTS TO BUY
  FOREIGN CURRENCY FOR UNITED
  STATES DOLLARS:
Swedish Krona
  Notional amount..................    $   112   --    --   --   --        --   $   112  $   10
  Contract rate....................     0.1003                                   0.1003



ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are included herein, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to the information appearing under the captions "Item 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement relating to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. The information required by Item 10 regarding executive officers appears under the caption "Executive Officers of the Registrant" in
Part I of this report.

ITEM  11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement relating to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to the information appearing under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement relating to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following financial statements and financial statement schedule are filed as part of this report commencing on page F-1 hereof.

(A)(1) FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements.

Report of Independent Auditors.

Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001.

Consolidated Statements of Operations for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.

Consolidated Statements of Stockholders' Equity for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.

Consolidated Statements of Cash Flows for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.

Notes to Consolidated Financial Statements.

(A)(2) FINANCIAL STATEMENT SCHEDULE.

Schedule II--Valuation and Qualifying Accounts.

All other financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(A)(3) EXHIBITS.

The following is a list of all exhibits filed as part of this report.

EXHIBIT NO.        DESCRIPTION
-----------        -----------

3.1(a) Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-84566).+

3.1(b) Certificate of Amendment to Restated Certificate of Incorporation, effective as of November 17, 1997. (Filed as
                   Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-40879).+

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

4.1(b) Agreement of Substitution and Amendment of Rights Agreement, dated as of May 21, 2001, between the Registrant and American Stock Transfer and Trust Company. (Filed as Exhibit 4.1(b) to the Registrant's Form 10-K for the fiscal year ended June 30,
                   2001).+

EXHIBIT NO.        DESCRIPTION
-----------        -----------

4.1(c) Amendment of Rights Agreement, dated as of July 24, 2002, between the Registrant and American Stock Transfer and Trust Company. *

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

4.7 2000 Stock Option Plan. (Filed as Exhibit 4.11 to the Registrant's Registration Statement on Form S-8, Registration No. 333-55600).+

4.8(a) Convertible Debenture Purchase Agreement, dated as of April 27, 2001 between the Registrant and Joseph S. Montgomery. (Filed as Exhibit 4.8 to the Registrant's Form 10-K for the fiscal year ended June 30, 2001).+

4.9(a) 8% Convertible Subordinated Debenture due June 28, 2005 issued to Joseph S. Montgomery. (Filed as Exhibit 4.9 to the Registrant's Form 10-K for the fiscal year ended June 30,
                   2001).+

4.9(b) Amendment and Waiver with respect to 8% Convertible Subordinated Debenture due June 28, 2005 issued to Joseph S. Montgomery. *

4.10 Convertible Debenture Purchase Agreement, dated as of April 27, 2001, between the Registrant and James R. Pyne. (Filed as
                   Exhibit 4.10 to the Registrant's Form 10-K for the fiscal year ended June 30, 2001).+

4.11(a) 8% Convertible Subordinated Debenture due April 28, 2004 issued to James R. Pyne. (Filed as Exhibit 4.11 to the Registrant's Form 10-K for the fiscal year ended June 30,
                   2001).+

4.11(b) Amendment and Waiver with respect to 8% Convertible Subordinated Debenture due April 28, 2004 issued to James R. Pyne. *

10.1 Severance Agreement, dated as of February 16, 2000, by and between the Registrant and William A. Luca. (Filed as Exhibit
                   10.1 to the Registrant's Form 10-K for the fiscal year ended July 1, 2000).+

10.2 Employee Patent and Confidential Information Agreement, dated August 20, 1982, between the Registrant and Daniel C. Alloway. (Filed as Exhibit 10.49 to the Registrant's Registration Statement on Form S-1, Registration No. 33-84566).+

EXHIBIT NO.        DESCRIPTION
-----------        -----------

10.3 Employment Agreement, dated June 6, 1994, between the Registrant and Leonard Konecny. (Filed as Exhibit 10.53 to the Registrant's Registration Statement on Form S-1, Registration No. 33-84566).+

10.4               Cannondale Corporation 401(k) Profit Sharing Plan. (Filed as
                   Exhibit 10.54 to the Registrant's Registration Statement on Form S-1, Registration No. 33-84566).+

10.5               Cannondale Corporation 1994 Employee Stock Purchase Plan.
                   (Filed as Exhibit 10.57 to the Registrant's Registration Statement on Form S-1, Registration No. 33-84566). +

10.6 Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Filed as Exhibit 10.60 to the Registrant's Registration Statement on Form S-1, Registration No. 33-84566). +

10.7 Change of Control Employment Agreement, dated February 5, 1998, between the Registrant and William A. Luca. (Filed as
                   Exhibit 10.68 to the Registrant's Form 10-Q for the quarterly period ended March 28, 1998). +

10.8 Change of Control Employment Agreement, dated February 5, 1998, between the Registrant and Joseph S. Montgomery. (Filed as Exhibit 10.68.1 to the Registrant's Form 10-Q for the quarterly period ended March 28, 1998).+

10.9 Change of Control Employment Agreement, dated February 5, 1998, between the Registrant and John Moriarty. (Filed as
                   Exhibit 10.68.2 to the Registrant's Form 10-Q for the quarterly period ended March 28, 1998). +

10.10 Change of Control Employment Agreement, dated February 5, 1998, between the Registrant and Daniel C. Alloway. (Filed as
                   Exhibit 10.68.3 to the Registrant's Form 10-Q for the quarterly period ended March 28, 1998). +

10.11 Change of Control Employment Agreement, dated February 27, 2002, between the Registrant and James Scott Montgomery. *

10.12 Change of Control Employment Agreement, dated February 27, 2002, between the Registrant and Cynthia Hoboken. *

10.13 Change of Control Employment Agreement, dated August 13, 2002, between the Registrant and Larry Sarver. *

10.14              Cannondale Corporation Change of Control Separation Plan A.
                   (Filed as Exhibit 10.68.4 to the Registrant's Form 10-Q for the quarterly period ended March 28, 1998). +

10.15              Cannondale Corporation Change of Control Separation Plan B.
                   (Filed as Exhibit 10.68.5 to the Registrant's Form 10-Q for the quarterly period ended March 28, 1998). +

10.16 Form of Non-Competition Agreement between the Registrant and each of Joseph S. Montgomery, William A. Luca, Daniel C. Alloway, James Scott Montgomery and Cynthia Hoboken. *

10.17 Amended and Restated Financing Agreement, dated as of July 26, 2002, by and among the Registrant, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent. *

EXHIBIT NO.        DESCRIPTION
-----------        -----------

10.18 Note Purchase Agreement, dated July 26, 2002, by and between the Registrant and Pegasus Partners II, L.P. *

21 Subsidiaries of the Registrant. (Filed as Exhibit 21 to the Registrant's Form 10-K for the fiscal year ended July 3,
                   1999). +

23                 Consent of Independent Auditors. *

24 Power of Attorney (appears on signature page of this report). *

----------------

+       Incorporated by reference.
*       Filed herewith.

(B)     REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the quarter ended June 29, 2002.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Report of Independent Auditors.........................................     F-2

Consolidated Balance Sheets as of June 29, 2002 and
June 30, 2001..........................................................     F-3

Consolidated Statements of Operations for the years ended June 29,
 2002, June 30, 2001 and July 1, 2000..................................     F-4

Consolidated Statements of Stockholders' Equity for the years ended
 June 29, 2002, June 30, 2001 and July 1, 2000.........................     F-5

Consolidated Statements of Cash Flows for the years ended June 29,
 2002, June 30, 2001 and July 1, 2000..................................     F-6

Notes to Consolidated Financial Statements.............................     F-7

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Cannondale Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Cannondale Corporation and subsidiaries as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cannondale Corporation and subsidiaries at June 29, 2002 and June 30, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         /s/ Ernst & Young LLP

Stamford, Connecticut
August 12, 2002

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                JUNE 29, 2002     JUNE 30, 2001
                                                                                                -------------     -------------
ASSETS
Current assets:
     Cash...................................................................                   $      2,498      $      2,155
     Trade accounts receivable, less allowances of $14,155 and $11,270......                         50,703            43,762
     Inventories, net ......................................................                         37,655            37,759
     Prepaid expenses and other current assets..............................                          4,132             2,773
                                                                                               ------------      ------------
Total current assets........................................................                         94,988            86,449
Property, plant and equipment, net .........................................                         32,078            35,628
Notes receivable and advances to related parties............................                          1,407             1,441
Other assets................................................................                          2,467             4,273
                                                                                               ------------      ------------
Total assets................................................................                   $    130,940      $    127,791
                                                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................................                   $     17,652      $     15,351
     Revolving credit advances..............................................                          3,835               866
     Income taxes payable...................................................                            497               294
     Deferred income taxes..................................................                             24                81
     Interest payable to a related party....................................                            196                28
     Accrued expenses.......................................................                         11,154             8,251
     Current installments of long-term debt.................................                         12,817             5,004
                                                                                               ------------      ------------
Total current liabilities...................................................                         46,175            29,875
Long-term debt, less current installments...................................                         47,751            46,434
Subordinated debenture to a related party...................................                          2,000             2,000
Other noncurrent liabilities................................................                            386               427
                                                                                               ------------      ------------
Total liabilities...........................................................                         96,312            78,736
                                                                                               ------------      ------------
Commitments and contingencies ..............................................                              -                 -
Stockholders' equity:
     Common Stock, $.01 par value:
        Authorized shares - 40,000,000
        Issued 8,875,679 and 8,836,264 shares ..............................                             89                88
     Additional paid-in capital.............................................                         58,498            58,423
     Retained earnings......................................................                          3,043            18,483
     Less 1,292,900 shares in treasury at cost..............................                        (20,162)          (20,162)
     Accumulated other comprehensive loss...................................                         (6,840)           (7,777)
                                                                                               ------------      ------------
Total stockholders' equity..................................................                         34,628            49,055
                                                                                               ------------      ------------
Total liabilities and stockholders' equity..................................                   $    130,940      $    127,791
                                                                                               ============      ============





                             SEE ACCOMPANYING NOTES

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                               YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                              JUNE 29, 2002    JUNE 30, 2001     JULY 1, 2000
                                                              -------------    -------------     ------------
Net sales...............................................     $     156,655    $     146,791    $     162,450
Cost of sales...........................................           122,328          110,823          112,100
                                                             -------------    -------------    -------------
Gross profit............................................            34,327           35,968           50,350

Expenses:
     Selling, general and administrative................            40,731           36,825           42,771
     Research and development...........................             5,827            6,639            8,470
                                                             -------------    -------------    -------------
                                                                    46,558           43,464           51,241
                                                             -------------    -------------    -------------
Operating loss..........................................           (12,231)          (7,496)            (891)

Other income (expense):
     Interest expense...................................            (5,119)          (6,738)          (5,888)
     Other income (expense).............................              (238)             346            2,208
                                                             --------------   -------------    -------------
                                                                    (5,357)          (6,392)          (3,680)
                                                             --------------   --------------   --------------
Loss before income taxes................................           (17,588)         (13,888)          (4,571)

Income tax (expense) benefit............................             2,148           (6,431)           2,045
                                                             -------------    --------------   -------------
Net loss................................................     $     (15,440)  $      (20,319)  $       (2,526)
                                                             ==============   ==============   ==============

Basic and diluted loss per share........................     $       (2.04)  $        (2.70)  $        (0.34)
                                                             ==============   ==============   ==============





                             SEE ACCOMPANYING NOTES

                     CANNONDALE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         ACCUMULATED
                                      COMMON STOCK      ADDITIONAL                TREASURY STOCK            OTHER
                                      -------------       PAID-IN    RETAINED     ---------------       COMPREHENSIVE
                                    SHARES      VALUE     CAPITAL    EARNINGS     SHARES      VALUE         LOSS         TOTAL
                                    ------      -----    ----------  --------     ------      -----     -------------  ---------
BALANCE AT JULY 3, 1999.......   8,784,308    $     88    $ 57,815    $ 41,328    (1,292,900) $(20,162)   $ (4,059)     $  75,010

  Net loss....................           -           -           -      (2,526)          -           -           -         (2,526)
  Foreign currency translation
     loss (net of tax benefit
     of $174).................           -           -           -           -           -           -      (1,918)        (1,918)
                                                                                                                         ---------
  Comprehensive loss.........                                                                                              (4,444)
  Exercise of options.........       2,895           -          16           -           -           -           -             16
  Return of shares............      (1,332)          -         (19)          -           -           -           -            (19)
  Shares issued under employee
     stock purchase plan......      22,254           -         123           -           -           -           -            123
                                 ---------    --------    --------    --------    ----------  --------    --------      ----------

BALANCE AT JULY 1, 2000.......   8,808,125          88      57,935      38,802    (1,292,900)  (20,162)     (5,977)        70,686
  Net loss....................           -           -           -     (20,319)          -           -           -        (20,319)
  Foreign currency translation
     loss.....................           -           -           -           -           -           -      (1,816)        (1,816)
   Net accumulated derivative
   gains......................                                                                                  16             16
                                                                                                                         ---------
   Comprehensive loss.........           -           -           -           -           -           -           -        (22,119)
  Beneficial conversion on
     subordinated convertible
     debenture................           -           -         400           -           -           -           -            400
  Shares issued under employee
     stock purchase plan......      28,139           -          88           -           -           -           -             88
                                 ---------    --------    --------    --------    ----------  --------    --------       ---------

BALANCE AT JUNE 30, 2001......   8,836,264          88      58,423      18,483    (1,292,900)  (20,162)     (7,777)        49,055
  Net loss....................           -           -           -     (15,440)          -           -           -        (15,440)
  Foreign currency translation
     gain.....................           -           -           -           -           -           -       2,061          2,061
   Net accumulated derivative
     losses...................           -           -           -           -           -           -      (1,124)        (1,124)
                                                                                                                         ---------
   Comprehensive loss.........           -           -           -           -           -           -           -        (14,503)
  Exercise of options.........         581           1           -           -           -           -           -              1
  Shares issued under employee
     stock purchase plan......      38,834           -          75           -           -           -           -             75
                                 ---------    --------    --------    --------    --------    --------    --------      ---------

BALANCE AT JUNE 29, 2002......   8,875,679    $     89    $ 58,498    $  3,043    (1,292,900) $(20,162)   $ (6,840)     $  34,628
                                 ==========   ========    ========    ========    =========== =========   ========      =========




                             SEE ACCOMPANYING NOTES

                             CANNONDALE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                           YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                          JUNE 29, 2002     JUNE 30, 2001      JULY 1, 2000
                                                          -------------     -------------      ------------
OPERATING ACTIVITIES
Net loss..............................................  $    (15,440)      $    (20,319)     $     (2,526)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization.....................         7,674              9,187             8,023
    Provisions for bad debts,  discounts,  credits and
      returns and late charges .......................        12,736             11,360            11,027
    Provision  for obsolete  inventories  and lower of         8,264              4,437             2,157
    cost or market adjustments........................
    Unrealized gain on foreign currency transactions          (1,225)              (711)             (554)
    Deferred income taxes.............................           (12)             6,197                (1)
    Beneficial conversion on subordinated convertible              -                400                 -
      debt............................................
    Other.............................................             1                (40)             (499)
    Changes in assets and liabilities:
      Trade accounts receivable.......................       (16,562)            (7,477)           (3,064)
      Inventories.....................................        (6,814)            (3,043)           (9,893)
      Prepaid expenses and other assets...............          (342)            (1,301)           (5,391)
      Interest receivable from a related party........             -              1,318                 -
      Accounts payable................................         1,804               (246)           (1,026)
      Accrued expenses................................         1,861              1,085            (1,274)
      Income taxes payable and other liabilities......           644              1,022            (2,908)
                                                        ------------       ------------      ------------
    Net cash provided by (used in) operating                  (7,411)             1,869            (5,929)
    activities                                          ------------       ------------      ------------

INVESTING ACTIVITIES
Capital expenditures..................................        (2,595)            (4,318)           (5,982)
Proceeds from sale of equipment.......................            14                808               633
Loans provided to related parties.....................           (33)              (283)             (294)
Repayments of loans provided to related parties.......            67             12,034                51
                                                        ------------       ------------      ------------
Net cash provided by (used in) investing activities...        (2,547)             8,241            (5,592)
                                                        ------------       ------------      ------------
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock........            76                 88               120
Proceeds from issuance of subordinated  debenture to a
    related party.....................................             -              2,000                 -
Proceeds from issuance of long-term debt..............             -              2,000            43,632
Payments for early extinguishment of debt.............             -            (12,000)          (64,596)
Net proceeds from (repayments of) borrowings under
    short-term revolving credit agreements............         2,641             (1,148)            1,352
Net proceeds from (repayments of) borrowings under
    long-term debt and capital lease agreements.......         7,321             (5,253)           32,673
                                                        ------------       ------------      ------------
Net cash provided by (used in) financing activities...        10,038            (14,313)           13,181
                                                        ------------       ------------      ------------
Effect of exchange rate changes on cash...............           263              1,294               104
                                                        ------------       ------------      ------------
Net increase (decrease) in cash.......................           343             (2,909)            1,764
Cash at beginning of period...........................         2,155              5,064             3,300
                                                        ------------       ------------      ------------
Cash at end of period.................................  $      2,498       $      2,155      $      5,064
                                                        ============       ============      ============
Cash paid during the period for:
    Interest..........................................  $      4,792       $      6,609      $      5,496
                                                        ============       ============      ============
    Income taxes (refunds), net.......................  $     (1,994)      $       (953)     $      2,906
                                                        ============       ============      ============


                             SEE ACCOMPANYING NOTES

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Cannondale Corporation (together with its subsidiaries, collectively referred to as we, us or our) manufactures and distributes bicycles, ATVs (All-Terrain Vehicles), motorcycles and bicycling and motorsports accessories and equipment. International operations are conducted through our wholly-owned subsidiaries:
Cannondale Europe B.V., Cannondale Japan KK, and Cannondale Australia Pty
Limited.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming we will have adequate working capital to fund operations. We have experienced significant losses for the past three years, primarily generated by our motorsports operating segment. We expect to fund our planned operating and capital requirements through fiscal 2003 primarily with cash generated by operations. Our ability to generate sufficient working capital from operations is dependent on our ability to achieve our planned production and revenue goals. We plan to supplement our working capital needs with borrowings under our revolving credit facility with the CIT Group/Business Credit, Inc. Our credit facilities with Pegasus Partners II, L.P. and CIT (see Note 5) require that we satisfy certain periodic financial covenants. Our ability to satisfy these covenants is dependent on our ability to generate sufficient cash flows from operations. The breach of any of these covenants, unless amended or waived by the lenders, would constitute an event of default, which would permit our lenders to accelerate the maturity of our debt. Although we have been successful in obtaining waivers or amendments in the past, we can give no assurance that we will be able to obtain any such waiver or amendment on acceptable terms or at all. If we cannot generate sufficient positive cash flows from operations to continue compliance with the financial covenants contained in our financing facilities or to fund our working capital needs, we may be required to seek additional sources of funds through changes in our operations, asset sales, additional third-party debt and/or equity financing or a combination thereof. We can give no assurance that additional sources of funds will be available to us on commercially reasonable terms or at all.

Business and Credit Concentrations

Our bicycle customer base is comprised of specialty bicycle retailers who are located principally throughout the United States and Europe. Our net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of our net sales during fiscal 2002, 2001 or 2000. No single customer accounted for more than 5% of our net sales during the years ended June 29, 2002, June 30, 2001 or July 1, 2000. As a result of the seasonality of our business, the payment terms offered to our bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors.

Our motorsports customer base is comprised of specialty motorsports retailers who are located within the United States and Europe. The majority of our domestic motorsports dealers use a third party financial services organization to finance their inventory purchases whereby we receive payment from such organization for all motorsports shipments within a specified time period (not exceeding 120 days), less an interest factor. All other products are sold with payment terms from 30 to 180 days.

Raw materials for our bicycle and motorsports products are readily available. We do have, however, preferences with respect to continuing our relationships with certain selected vendors, and a material portion of our bicycle inventory purchases is from a single supplier. That single supplier was the source of approximately 18% of our total bicycle raw material inventory purchases in fiscal 2002.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cannondale U.S., Cannondale Europe, Cannondale Japan, and Cannondale Australia. We have eliminated all significant intercompany balances and transactions in consolidation.

Revenue Recognition

In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101, as amended by SAB 101B, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We adopted SAB 101 as of the beginning of the fourth quarter of fiscal 2001.

We recognize revenue upon passage of title, which is generally upon shipment of goods, with the exception of certain motorsports sales (discussed below). For all bicycle and bicycle-related shipments, there is a clear and irrevocable passage of title to the customer at the shipping point. Bicycles and bicycle-related items are not sold under any special sales arrangements, such as consignment sales, bill and hold transactions, customer acceptance provisions, or layaway agreements. Due to the established history of our bicycle business, we are able to adequately reserve for estimated customer returns at the time of shipment. As customary in the bicycle industry, we grant extended payment terms which vary based on the time of year and geographic location of the customer, and range from 30 to 210 days. There are no material collectibility issues with these extended-term receivables.

With the exception of our trial basis program, we recognize revenue for our motorsports sales upon shipment. During fiscal 2002 and 2001, we permitted certain select customers to take delivery of an ATV or motorcycle for a 30 day trial period. After the customer notified us of his acceptance of the product, title passed to the customer and revenue was recognized. This program comprised a nominal amount of total motorsports sales for both fiscal 2002 and 2001, and the program was discontinued in the latter portion of fiscal 2002. Motorsports products are sold with payment terms from 30 to 180 days.

Shipping and Handling Fees and Costs

We adopted EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," effective July 2, 2000. Accordingly, we have included all shipping and handling billings to customers in net sales, and freight costs incurred for product shipments have been included in selling, general and administrative expenses. For fiscal 2002, 2001 and 2000, freight costs were $3,381,000, $3,009,000 and $3,518,000, respectively.

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

We offer a six month warranty on our Blaze and Cannibal model ATVs, and do not offer a warranty on our motocross motorcycles, which is customary in the industry. We recognize provisions for warranty expense at the time of sale, based upon the estimated costs to repair each unit and the estimated number of units requiring repair.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." The Statement requires an asset and liability approach for the financial accounting and reporting of deferred income taxes. Taxes are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on the enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable income. We evaluate the realizability of our deferred tax assets on a quarterly basis. If we determine a portion or all of the valuation allowance to be unnecessary, the related tax benefits will reduce the future income tax provision anticipated at that time.

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

Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments, SFAS No. 137 and SFAS No. 138, in June 1999 and June 2000, respectively. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings in other income (expense) on the Consolidated Statement of Operations. We adopted SFAS No. 133, as amended, effective July 2, 2000; the effect of such adoption was not material to either our operating results or financial position for the year ended June 30, 2001.

Stock-Based Compensation

We grant stock options to officers, directors, employees, consultants and advisors with an exercise price determined by our Board of Directors at the time of grant. We account for stock option grants, except for those granted to consultants and our advisors, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which requires that we recognize compensation expense for the difference between the quoted market price of the stock at the grant date and the amount that the employee is required to pay. We account for stock option grants to consultants and advisors in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." As prescribed under SFAS No. 123, we have disclosed in Note 7 the pro-forma effects on net loss and loss per share of recording compensation expense for the fair value of all stock options granted subsequent to July 1, 1995. It is our opinion that the existing model to estimate the fair value of employee options according to SFAS No. 123, and the assumptions we used to calculate the impact, may not be representative of the effects on future years and it does not necessarily provide a reliable single measure of the fair value of our employee stock options.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Intangible Assets

Included in other assets are intangible assets, which represent the cost of patents, goodwill and deferred financing costs. We amortize patents using the straight-line method over the estimated useful lives of the assets, not exceeding 17 years. We amortize deferred financing costs over the term of the related debt instruments. Net deferred financing costs of approximately $1,836,000 are included in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet at June 29, 2002 as such costs were fully expensed in July 2002 in connection with our debt refinancing; see Note 5 for additional discussion of this refinancing. In connection with the early extinguishment of debt during fiscal 2001 and 2000 (see Note 5), we expensed approximately $552,000 and $1,122,000, respectively, of unamortized deferred financing costs relating to the retired debt; such amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB Statement No. 13, and Technical Corrections."

Following is a summary of the activity related to our intangible assets, in thousands:


                                           YEAR ENDED       YEAR ENDED        YEAR ENDED
                                         JUNE 29, 2002     JUNE 30, 2001     JULY 1, 2000
                                         -------------     -------------     ------------
DEFERRED FINANCING COSTS:
Gross amount.......................     $      4,422      $      2,949     $      2,027
Accumulated amortization...........           (1,985)           (1,094)             (80)
                                        ------------      ------------     ------------
Net book value.....................     $      2,437      $      1,855     $      1,947
                                        ============      ============     ============
PATENTS:
Gross amount.......................     $      1,218      $      1,224     $      1,214
Accumulated amortization...........             (420)             (363)            (298)
                                        ------------      ------------     ------------
Net book value.....................     $        798      $        861     $        916
                                        ============      ============     ============
GOODWILL:
Gross amount.......................     $        403      $        403     $        403
Accumulated amortization...........             (188)             (188)            (161)
                                        ------------      ------------     ------------
Net book value.....................     $        215      $        215     $        242
                                        ============      ============     ============

TOTAL GROSS INTANGIBLE ASSETS......     $      6,043      $      4,576     $      3,644
TOTAL ACCUMULATED AMORTIZATION
  OF INTANGIBLE ASSETS.............     $     (2,593)     $     (1,645)    $       (539)
AMORTIZATION EXPENSE...............     $      1,027      $        868     $        772


Based upon our current intangible asset balances, we estimate amortization expense will be approximately $2,640,000 for fiscal year 2003, and approximately $748,000 for each of the following four fiscal years.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements drastically change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill in a business combination. SFAS No. 142 requires that goodwill and other indefinite lived intangible assets may no longer be amortized but must be reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. We adopted SFAS No. 142 as of the beginning of fiscal 2002; such adoption had no material effect on our operating results or financial position as no impairment charge was deemed necessary.

Advertising Expenses

We expense advertising costs during the year incurred. Our selling, general and administrative expenses include advertising and promotion costs of $1,526,000, $1,397,000 and $2,650,000 for the years ended June 29, 2002, June 30, 2001 and
July 1, 2000, respectively.

Accounting Developments

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB Statement No. 13, and Technical Corrections." This Statement prescribes that certain gains and losses arising from the extinguishment of debt are included in operating results, rather than as extraordinary items as previously required under FASB Statement No. 4. The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. We have early adopted this Statement and, accordingly, the extraordinary losses incurred in fiscal years 2001 and 2000 of $552,000 and $234,000, respectively, relating to debt extinguishments have been reclassified to our results from operations.

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

Reclassifications

We have reclassified certain fiscal 2001 and 2000 amounts to conform to the current year's presentation.

2.  INVENTORIES, NET

The components of inventories are as follows (in thousands):

                                                              JUNE 29, 2002        JUNE 30, 2001
                                                              -------------        -------------

Raw materials........................................       $        21,893       $       22,981
Work-in-process......................................                 3,604                2,879
Finished goods.......................................                14,785               14,453
                                                            ---------------       --------------
                                                                     40,282               40,313
Less reserve for obsolete inventories and lower of cost
or market adjustments................................                (2,627)              (2,554)
                                                            ---------------       --------------
                                                            $        37,655       $       37,759
                                                            ===============       ==============

3.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

                                                               JUNE 29, 2002       JUNE 30, 2001
                                                               -------------       -------------
Land................................................        $         1,819      $        1,725
Buildings and improvements..........................                 24,035              23,591
Factory and office equipment........................                 51,698              48,527
Construction and projects-in-progress...............                    550                 790
                                                            ---------------      --------------
                                                                     78,102              74,633
Less accumulated depreciation.......................                (46,024)            (39,005)
                                                            ---------------      --------------
                                                            $        32,078      $       35,628
                                                            ===============      ==============

Purchases of equipment through capitalized lease obligations and notes were $49,000 and $87,000 in fiscal 2002 and 2000, respectively. We did not enter into any capital leases during fiscal 2001.

In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize certain costs incurred in connection with developing or obtaining internal use software. We capitalized approximately $55,000, $74,000 and $141,000 related to internally developed software costs during fiscal 2002, 2001 and 2000, respectively.

4.  LOSS PER SHARE

In the following table, we reconcile the numerator and denominator for the basic and diluted loss per share computations and other related disclosures required by SFAS No. 128, "Earnings Per Share" (in thousands, except per share data):

                                                          YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                            JUNE 29,      JUNE 30,      JULY 1,
                                                               2002         2001          2000
                                                          ------------- ------------  --------
NUMERATOR:
Net loss............................................      $ (15,440)    $ (20,319)    $  (2,526)
DENOMINATOR:
Denominator for basic and diluted loss per share -
   weighted-average shares..........................          7,552         7,522         7,497
Basic and diluted loss per share....................      $   (2.04)    $   (2.70)    $   (0.34)

In the following table, we summarize the weighted-average number of options to purchase shares of our common stock at the respective ranges of exercise prices which we did not include in the computation of loss per share. For the periods below, inclusion of such options would result in an antidilutive effect due to the net losses incurred:

                                                     OPTIONS                RANGE OF EXERCISE PRICES
                                                     -------                ------------------------
Fiscal 2002.............................            3,284,316                    $0.34 - $10.38
Fiscal 2001.............................            2,774,197                    $0.34 - $15.00
Fiscal 2000.............................            2,364,704                    $0.34 - $15.00


We did not include the 977,777 potentially convertible shares related to the 8.0% subordinated debentures in the computation of diluted loss per share for fiscal 2002 and 2001 as the effect would be antidilutive due to the net losses incurred.

5. DEBT

Short-term revolving credit advances (in thousands):


                                                               JUNE 29, 2002           JUNE 30, 2001
                                                               -------------           -------------
Cannondale Europe.....................................          $      2,777            $        385
Cannondale Japan......................................                 1,058                     481
                                                                ------------            ------------
                                                                $      3,835            $        866
                                                                ============            ============

In March 2002, Cannondale Europe renegotiated certain terms of its multi-currency credit arrangement with ABN AMRO Bank N.V. ("ABN"), which allows Cannondale Europe to borrow up to EUR 5,000,000 (approximately $4,957,000 at June 29, 2002) on a short-term basis. At June 29, 2002, the remaining availability under the ABN revolver was approximately $346,000. The current interest rate on the overdraft facility is 5.50%, which is comprised of an ABN Euro base rate of 4.00% plus a margin of 1.50%. The minimum interest rate on the overdraft facility is an ABN Euro base rate of 3.00% plus the margin of 1.50%. Cannondale Europe must maintain a level of tangible net worth which represents at least 25% of total assets, excluding intercompany amounts. Borrowings are limited to 50% of the lower of cost or market of on-hand inventory, and the financing arrangement is secured by receivables, inventories and machinery and equipment. The credit arrangement contains no specific expiration date, and may be terminated by either the borrower or the lender at any time. Cannondale Europe's multi-currency credit arrangement is guaranteed by Cannondale U.S.

Cannondale Japan has an unsecured revolving credit facility for up to JPY 155,000,000 (approximately $1,296,000 at June 29, 2002). The availability under the revolving facility at June 29, 2002 was approximately $238,000. The interest rate on the outstanding borrowings was 3.00% at June 29, 2002 and June 30, 2001. Cannondale Japan has agreed to pay monthly installments of JPY 1,500,000 (approximately $12,500 as of June 29, 2002) until October 2002 to reduce the outstanding balance. Cannondale Japan's unsecured revolving credit facility is guaranteed by Cannondale U.S., and contains no specific expiration date.

The weighted-average interest rate on our short-term revolving credit advances was 4.70% and 3.54% at June 29, 2002 and June 30, 2001, respectively.

Long-term debt (in thousands):




                                                                          JUNE 29, 2002            JUNE 30, 2001
                                                                          -------------            -------------
Revolving debt.................................................           $    28,348              $    21,672
Term loans.....................................................                11,334                   15,128
IFN Finance, B.V. loan.........................................                12,272                    5,810
ABN AMRO Onroerend Goed Lease en Financieringen                                 1,769                    1,601
   B.V. loan...................................................
Subordinated Convertible Debentures, interest at 8.0%..........                 4,000                    4,000
Pennsylvania Industrial Development Authority bonds, interest                   3,103                    3,405
   rates ranging from 2.0% to 3.75%............................
Connecticut Development Authority loan.........................                 1,412                    1,490
Department of Economic and Community Development loan,                            232                      263
   interest at 4.0%............................................
Notes secured by equipment and capitalized leases..............                    98                       69
                                                                          -----------              -----------
                                                                               62,568                   53,438
Less current portion...........................................               (12,817)                  (5,004)
                                                                          -----------              -----------
                                                                          $    49,751              $    48,434
                                                                          ===========              ===========


In July 2002, we entered into a new financing facility with Pegasus Partners II, L.P., and amended our existing credit facility with the CIT Group/Business Credit, Inc. The new financing facilities cured any defaults under our prior financing agreements, and permitted us to classify our debt as long-term on our Consolidated Balance Sheet at June 29, 2002.

We sold to Pegasus $25.0 million of senior notes and warrants to purchase an aggregate of 2,944,552 shares of our common stock. The senior notes are due July 25, 2007. We may prepay the senior notes without penalty at any time. Interest payments at the rate of 7.5% per annum are payable in cash, and interest payments at the rate of 12.5% are payable in additional senior notes, or at our option, in cash. The senior note agreement requires minimum fixed charge coverage, net worth, daily availability, consolidated EBITDA and motorsports EBITDA levels, as defined, and restricts the payment of cash dividends. The senior notes are secured by a first lien on our domestic machinery and equipment, a junior lien on our Connecticut and Pennsylvania real property, subject only to first liens held by state government agencies and by a junior lien on all other domestic assets. The warrants issued to Pegasus are exercisable through July 26, 2012 at an initial exercise price of $2.05 per share. If we repay the senior notes in full by January 26, 2004, warrants to purchase 1,972,849 shares will be cancelled. If we do not repay the senior notes in full by that date, but repay the senior notes in full by July 26, 2004, warrants to purchase 1,472,276 shares will be cancelled. The warrants subject to cancellation are not exercisable.

Our amended facility with CIT provides us with a five year revolving line of credit. The amount of the revolving line of credit is the lesser of $35.0 million or a percentage of eligible receivables and inventories. Interest on the revolving line of credit is payable monthly, and is computed as a Base Rate (JPMorgan Chase Bank prime rate) plus an applicable increment, or a LIBOR (London Interbank Offered Rate) plus an applicable increment. The applicable increments are based on daily availability, as defined, and range from 1.25% to 1.75% on the prime rate, and 3.25% to 3.50% on the LIBOR. The amended facility requires minimum fixed charge coverage, net worth, daily availability, consolidated EBITDA and motorsports EBITDA levels, as defined, and restricts the payment of cash dividends. The facility is secured by a first lien on all of our domestic assets, with the exception of our Connecticut and Pennsylvania real property and machinery and equipment, to which CIT holds a junior lien.

We used approximately $10.3 million of the net proceeds from the sale of our senior notes to retire our prior term loans with CIT and Ableco Finance LLC. The remaining net proceeds of approximately $11.7 million have been used for working capital needs. In conjunction with this refinancing, in July 2002 we expensed approximately $1.8 million in unamortized deferred financing costs associated with the retired debt. Additionally, we allocated the $25.0 million proceeds from the Pegasus financing between the senior notes and the warrants. The resulting debt discount will be amortized over the five year life of the senior notes to interest expense.

In June 2000, we entered into a five year secured credit facility in the amount of $60.0 million with CIT as the administrative and collateral agent. The secured facility consisted of a revolving line of credit and a term loan. The outstanding amount of the revolving line of credit was limited to the lesser of $45.0 million or a percentage of eligible receivables and inventories. At June 29, 2002 and June 30, 2001, approximately $2.3 million and $7.9 million, respectively, was available under the revolving line of credit. The term loan, initially in the amount of $15.0 million, was scheduled to amortize in 19 consecutive quarterly principal payments of $622,250 each, followed by a final payment of the remaining unamortized principal at maturity. In accordance with the provisions of the secured facility, we paid down the term loan by approximately $2.1 million during fiscal 2001 in conjunction with the full repayment of the note from Joseph Montgomery (see Note 15). The interest rate on the revolving line of credit was 8.25% at June 29, 2002 and June 30, 2001, and the interest rate on the term loan was 8.75% at June 29, 2002 and June 30, 2001. Interest on the revolving line of credit and term loan was payable monthly, and was computed as the Chase Bank Rate (prime rate) plus an applicable revolver or term loan prime rate margin per annum, or LIBOR plus the applicable revolver or term loan LIBOR margin per annum. The revolver and term loan margins were based on certain fixed charge coverage ratios, as defined, and ranged from 0.25% to 1.50% on the prime rate, or 1.75% to 3.00% on the LIBOR. The secured facility was collateralized by substantially all of Cannondale U.S. assets and the issued and outstanding stock of our subsidiaries. The secured facility required minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricted the payment of cash dividends.

In conjunction with the secured facility, we also entered into a three year financing agreement with Ableco Finance LLC during fiscal 2000, which provided for a $15.0 million term loan. Such loan was scheduled to amortize in four quarterly principal payments of $337,750 each, followed by seven quarterly payments of $500,000 each, and a final payment of the remaining unamortized principal at maturity. In accordance with the provisions of the Ableco agreement, we paid down the term loan by approximately $9.9 million during fiscal 2001 in conjunction with the full repayment of the note from Joseph Montgomery. The interest rate on the term loan at June 29, 2002 and June 30, 2001 was 20.5% and 18.0%, respectively. Such interest, determined on a monthly basis, consisted of a reference rate (prime rate), as defined, plus a margin. Interest of 15.0% was payable in cash on a monthly basis, and the remaining 5.5% was capitalized as additional principal of the loan. In June 2000, we issued to Ableco warrants to purchase an aggregate of 393,916 shares of our common stock at a purchase price of $0.01 per share. These warrants could be exercised at any time after June 30, 2001, but prior to June 30, 2005, provided we had not paid or prepaid at least $7.5 million of principal under the term loan by June 30, 2001. The warrants were terminated during fiscal 2001 in conjunction with the early paydown of the term loan of approximately $9.9 million. The term loan was collateralized by a second security interest in substantially all of Cannondale U.S. assets. The Ableco agreement required minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricted the payment of cash dividends.

In April 2001, we amended our respective prior financing agreements with CIT and Ableco, effective as of December 31, 2000, in order to modify certain financial covenants. As a result of these amendments, we were in compliance with all financial covenants of our borrowing facilities. As a condition to entering into these amendments, we were required to receive a cash infusion of at least $7.0 million, of which no more than $3.0 million was to be paid by our foreign subsidiaries. In satisfaction of this condition, Cannondale Europe repaid to Cannondale U.S. $3.0 million of intercompany indebtedness, and we sold an aggregate of $4.0 million of convertible subordinated debentures to two individual investors, including $2.0 million to our Chairman, President and Chief Executive Officer, Joseph Montgomery. Both debentures bear interest at an annual rate of 8.0%.

The $2.0 million debenture issued to Mr. Montgomery is due June 28, 2005 and is convertible into shares of our common stock at an initial conversion price of $4.50 per share. Mr. Montgomery may convert this debenture once the $2.0 million subordinated debenture issued to the third party investor is no longer outstanding (whether by conversion, redemption, payment in full of the principal sum, or otherwise). The $2.0 million debenture issued to the third party investor is due April 28, 2004 and is immediately convertible into shares of our common stock at an initial conversion price of $3.75 per share. This debenture contains a beneficial conversion feature equal to the difference of the market price of Cannondale stock at the date of issue ($4.50 per share) and the conversion price ($3.75 per share). During fiscal 2001, we recorded interest expense related to the beneficial conversion feature of $400,000, with the offset to additional paid-in capital. As a result of the issuance of the senior notes and warrants to Pegasus in connection with our refinancing in July 2002, the conversion prices of the convertible debentures have been adjusted. In accordance with the antidilution provisions of the debentures, the conversion price of the debenture issued to Mr. Montgomery was reduced to $4.32 per share, which will entitle Mr. Montgomery to receive an additional 18,519 shares upon conversion. The conversion price of the debenture issued to the third party investor was reduced to $3.64 per share, which will entitle the holder to receive an additional 16,118 shares upon conversion.

In February 2000, Cannondale Europe entered into a financing agreement with IFN Finance, B.V., secured by receivables from European customers for a period of three years. The available financing is 80% of pledged receivables, subject to a maximum of EUR 18,151,000 (approximately $17,995,000 at June 29, 2002). The financing may be in the form of either a current account overdraft or short-term loans (up to a maximum of EUR 6,807,000, or $6,748,000 at June 29, 2002). At June 29, 2002, the remaining availability under the IFN agreement was approximately $2.5 million. The interest rate is determined as the sum of the European central bank rate, subject to a minimum of 3.00% per annum, plus a margin of 1.50%. At June 29, 2002, $6,741,000 was outstanding in short-term loans with interest at 4.85%, and $5,530,000 was outstanding in account overdrafts with interest at 5.50%. At June 30, 2001, $5,788,000 was outstanding in short-term loans with interest at 5.86%, and $22,000 was outstanding in account overdrafts with interest at 6.75%. The pledged receivables are subject to certain conditions, including concentrations from single customers and time outstanding. In addition, the agreement provides for the payment of customary fees on a quarterly basis.

In February 2000, Cannondale Europe entered into an agreement with ABN AMRO Onroerend Goed Lease en Financieringen B.V. ("ABN Financing") to mortgage its office building and land. The mortgage was in the amount of EUR 1,293,000 (approximately $1,282,000 at June 29, 2002), with a five year fixed interest rate of 6.70%, and a variable rate thereafter. Such mortgage is in addition to the previous ABN Financing mortgage of EUR 697,000 (approximately $691,000 at June 29, 2002), and both mortgages will expire on September 12, 2016. The interest on the previous ABN Financing mortgage is adjusted every three months, subject to a maximum of 7.55%, based upon the European central bank rate. The rate on this mortgage was 6.05% and 7.15% at June 29, 2002 and June 30, 2001, respectively.

During fiscal 2001, we paid down $12.0 million in long-term debt using the proceeds from the full repayment of the note from Joseph Montgomery. Accordingly, we expensed $552,000 of related unamortized deferred financing costs. In accordance with SFAS No. 145, "Rescission of FASB Statements
No. 4, 44 and 64, Amendments of FASB Statement No. 13, and Technical Corrections," this write-off has been reclassified as a component of selling, general and administrative expenses on the Consolidated Statement of Operations for the fiscal year ended June 30, 2001.

During fiscal 2000, we used the proceeds of the CIT, Ableco, and IFN financing arrangements to retire our prior $75.0 million amended and restated multi-currency credit facility. We recorded a net loss of $234,000 which was comprised of the write-off of net deferred financing costs (approximately $1.1 million) offset by realized gains on the settlement of the foreign-denominated debt (approximately $325,000) and the interest rate swap agreements (approximately $420,000). Such amounts have been included in our loss before income taxes on the Consolidated Statement of Operations for the fiscal year ended July 1, 2000.

We have received funding from the Pennsylvania Industrial Development Authority ("PIDA") to partially finance the cost of both our Bedford, Pennsylvania bicycle and motorsports facilities. The PIDA bonds are secured by these manufacturing facilities, and are payable in equal monthly payments. The loans expire at various times between 2003 and 2015.

We partially financed the cost of our Bethel, Connecticut headquarters and research and development facility with a loan from the Connecticut Development Authority ("CDA"). The loan, initially in the amount of $1.6 million, is secured by the facility. The interest rate was fixed at 4.65% until January 2000; beginning at such time, the CDA adjusts the interest rate annually to yield the U.S. Government Securities Ten Year Treasury. At June 29, 2002 and June 30, 2001, the interest rate on the CDA loan was 5.10% and 5.25%, respectively. Principal payments on the loan commenced in February 2000 in amounts sufficient to amortize the principal balance over a fifteen year term plus interest, with the balance due on February 1, 2008.

We borrowed $337,500 from the Connecticut Department of Economic and Community Development to purchase certain machinery and equipment used for research and development. The loan, which extends through 2009, is secured by the machinery and equipment and is payable in equal monthly installments.

Our capitalized lease obligations extend through 2004, and represent the present value of future minimum lease payments, discounted at rates ranging from 4.5% to 9.5%, payable in monthly installments.

Maturities of our long-term debt, including payments under capitalized lease obligations, are as follows (in thousands):

2003...........................................................    $   12,817
2004...........................................................         2,531
2005...........................................................         2,502
2006...........................................................           498
2007...........................................................        15,184
Thereafter.....................................................        29,036
                                                                   ----------
                                                                   $   62,568
                                                                   ==========

At June 29, 2002 and June 30, 2001, we had outstanding trade letters of credit for approximately $555,000 and $636,000, respectively.

6.  INCOME TAXES

Income (loss) before income taxes by geographic location is as follows (in thousands):



                                              YEAR ENDED             YEAR ENDED             YEAR ENDED
                                             JUNE 29, 2002          JUNE 30, 2001          JULY 1, 2000
                                             -------------          -------------          ------------
United States.......................         $     (17,936)         $     (15,427)         $      (8,650)
Foreign.............................                   348                  1,539                  4,079
                                             -------------          -------------          -------------
                                             $     (17,588)         $     (13,888)         $      (4,571)
                                             =============          =============          =============

                                      F-16

The income tax expense (benefit) attributable to income (loss) before income taxes consists of the following (in thousands):



                                              YEAR ENDED             YEAR ENDED             YEAR ENDED
                                             JUNE 29, 2002          JUNE 30, 2001          JULY 1, 2000
                                             -------------          -------------          ------------
Current:
     Federal........................         $  (2,010)             $        -             $  (3,106)
     Foreign........................              (126)                    234                 1,574
     State..........................                 -                       -                  (512)
                                             ---------              ----------             ---------
        Total current...............            (2,136)                    234                (2,044)
                                             ---------              ----------             ---------
Deferred:
     Federal........................                45                   5,205                   230
     Foreign........................               (57)                    447                  (279)
     State..........................                 -                     545                    48
                                             ---------              ----------             ---------
        Total deferred..............               (12)                  6,197                    (1)
                                             ---------              ----------             ---------
Total...............................         $  (2,148)             $    6,431             $  (2,045)
                                             =========              ==========             =========

The provision (benefit) for income taxes on our loss before income taxes differs from the amount computed by applying the U.S. federal income tax rate (34.0%) as a result of the following items:



                                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                             JUNE 29, 2002    JUNE 30, 2001    JULY 1, 2000
                                                             -------------    -------------    ------------
Tax at U.S. statutory rate...........................             (34.0)%          (34.0)%          (34.0)%
State income benefit, net of federal effect..........              (3.3)            (3.7)            (6.6)
Lower effective income taxes of other countries......              (1.0)            (2.6)            (2.0)
Tax effect of research and development credit........              (1.0)            (2.0)            (8.7)
Tax effect of dividend from foreign subsidiary.......              (0.1)            (5.4)             5.4
Valuation allowance..................................              27.0             94.6                -
Other................................................               0.2             (0.6)             1.2
                                                             ----------       ----------       ----------
                                                                  (12.2)%           46.3%           (44.7)%
                                                             ==========       ==========       ==========

The significant components of our deferred tax assets and liabilities at June 29, 2002 and June 30, 2001 were as follows (in thousands):

                                                          JUNE 29, 2002            JUNE 30, 2001
                                                          -------------            -------------
Deferred tax assets:
     Accounts receivable and inventory reserves..         $     2,988             $     2,524
     Accrued liabilities.........................               1,124                   1,187
     Tax credits and NOL carryforwards...........              14,490                  10,932
     Other.......................................                 858                     805
                                                          -----------             -----------
     Total deferred assets.......................              19,460                  15,448
                                                          -----------             -----------
Deferred tax liabilities:
     Tax over book depreciation..................              (1,208)                 (1,415)
     Accounts receivable fair value adjustment...                   -                    (286)
     Other.......................................                (413)                   (745)
                                                          -----------             -----------
     Total deferred liabilities..................              (1,621)                 (2,446)
                                                          ------------            -----------
Net deferred tax asset before valuation allowance              17,839                  13,002
Less valuation allowance.........................             (17,863)                (13,083)
                                                          -----------             -----------
Net deferred tax liability.......................         $       (24)            $       (81)
                                                          ===========             ===========

Included in the deferred tax asset balance at June 29, 2002, we have available for U.S. federal income tax purposes research and development credit, foreign tax credit and alternative minimum tax credit carryforwards of approximately $2,586,000, $5,706,000 and $277,000, respectively. We also have federal and state net operating loss carryforwards of approximately $3,620,000 and $2,062,000, respectively. The research and development credit carryforwards have expiration dates ranging from fiscal 2019 through fiscal 2022. The foreign tax credit carryforwards will expire in fiscal 2005 through 2007. The alternative minimum tax credit carryforwards have no expiration, and will be carried forward indefinitely until utilized. The federal net operating loss carryforward will expire in fiscal 2022. The state net operating loss carryforwards are related to a number of state jurisdictions and will expire at various times between fiscal 2003 and 2017.

Also included in our deferred tax asset balance as of June 29, 2002 are net operating loss carryforwards of approximately $239,000 from our subsidiary in Japan, which expire in fiscal 2005 and 2006.

We have established a valuation allowance, which represents Cannondale U.S. and Cannondale Japan's excess deferred tax assets over deferred tax liabilities as of June 29, 2002 and June 30, 2001. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. The deferred tax assets will be recognized in future periods to the extent that we reasonably expect such assets to be realized. We evaluate the realizability of our deferred tax assets on a quarterly basis. If we determine a portion or all of the valuation allowance to be unnecessary, the related tax benefit will be recorded at such time.

During fiscal 2002, we reduced the valuation allowance previously recorded and recognized a tax benefit of approximately $2.0 million as a result of a tax law change to the carryback period allowed for net operating losses. In accordance with the Job Creation and Worker Assistance Act of 2002, net operating losses from a tax year ending in 2001 may be carried back for five years. As a result of this recent tax law change, the net operating loss generated in fiscal 2001 has been carried back five years and utilized against taxable income in prior years. We received a refund of taxes in the amount of $2.0 million in the fourth quarter of fiscal 2002 due to this net operating loss carryback claim.

The remaining deferred tax liability of $24,000 and $81,000 as of June 29, 2002 and June 30, 2001, respectively, pertains to Cannondale Europe.

During fiscal 2002 and 2001, we received dividends from Cannondale Europe of approximately $1,595,000 and $2,336,000, respectively. Withholding taxes of approximately $80,000 and $117,000, respectively, were paid as a result of these dividends. No incremental taxes attributable to the fiscal 2002 or 2001 dividend were provided.

Undistributed earnings of our foreign subsidiaries as of June 29, 2002 amounted to approximately $20,490,000. Of this amount, we intend to indefinitely reinvest approximately $17,085,000, and, accordingly, we have not provided for any related U.S. income and foreign withholding taxes. We have provided for withholding taxes potentially payable on approximately $3,405,000 of undistributed earnings to the extent we anticipate such earnings will be remitted. In the event that undistributed earnings are repatriated in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, upon repatriation, foreign tax credits would be available to reduce substantially all of the resulting U.S. tax liability. Based on the current U. S. income tax rates and the tax rates applicable to our foreign subsidiaries as of June 29, 2002, we anticipate that we will not incur any additional U.S. income tax if such foreign subsidiary earnings were distributed. Withholding taxes of approximately $1,163,000 would be payable upon remittance of all previously unremitted earnings at June 29, 2002.

7.  STOCK OPTIONS

SFAS No. 123 requires that we disclose the pro-forma impact on our net loss and loss per share as if compensation expense associated with employee stock options had been calculated under the fair value method for employee stock options granted subsequent to July 1, 1995. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 29, 2002, June 30, 2001 and July 1, 2000, respectively: an expected volatility of .62, .53 and .43, an expected term of 4.00, 4.00 and 4.34, risk-free interest rates of 3.76%, 5.01% and 6.23%, and no expected dividend yield.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro-forma information is as follows (in thousands, except per share data):


                                                                  YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                                JUNE 29, 2002     JUNE 30, 2001     JULY 1, 2000
                                                                -------------     -------------     ------------
Pro-forma net loss.........................................      $ (17,687)        $ (22,092)       $  (4,147)
Pro-forma basic and diluted loss per share.................      $   (2.34)        $   (2.94)       $   (0.55)


We have six fixed option plans: the 1994 Stock Option Plan (the "1994 Plan"), the 1994 Management Stock Option Plan (the "Management Plan"), the 1995 Stock Option Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan"), the 1998 Stock Option Plan (the "1998 Plan"), and the 2000 Stock Option Plan (the "2000 Plan"). Under the terms of the plans, the committee administering the plans may grant options to purchase shares of our common stock to officers, directors, employees, consultants and advisors for up to 3,957,500 shares. The vesting of options granted under the plans is at the discretion of our Board of Directors. Other than options granted under the 1994 Plan to purchase 373,743 shares of common stock at an exercise price of $0.34, substantially all of which vested on July 2, 1994, and options granted to new non-employee directors (1,000 on the date of election or appointment) which vest immediately, options vest over a three to five year period. The 1994 Plan, the Management Plan, the 1995 Plan, the 1996 Plan, the 1998 Plan, and the 2000 Plan terminate on December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2008, and December 11, 2010, respectively.

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

A summary of the status of our stock option plans as of June 29, 2002, June 30, 2001 and July 1, 2000, and changes during the years ending on those dates is presented below:


                                              2002                        2001                         2000
                                     -----------------------     ----------------------     ------------------------
                                                  WEIGHTED-                   WEIGHTED-                    WEIGHTED-
                                                   AVERAGE                     AVERAGE                      AVERAGE
                                                   EXERCISE                    EXERCISE                     EXERCISE
                                        SHARES      PRICE           SHARES      PRICE         SHARES         PRICE
                                     -----------  ----------     -----------  ---------     ----------     ----------
Outstanding at beginning of year     3,206,869    $    7.08      2,492,026    $    8.18     2,274,266      $    8.30
Granted.......................         550,148    $    4.33      1,148,600    $    5.07       442,286      $    7.79
Exercised.....................            (581)   $    0.34              -            -        (2,895)     $    4.51
Terminated or canceled........        (195,916)   $    6.85       (433,757)   $    8.07      (221,631)     $    8.74
                                     ---------                   ---------                  ---------
Outstanding at end of year....       3,560,520    $    6.67      3,206,869    $    7.08     2,492,026      $    8.18
                                     =========                   =========                  =========

Options exercisable at end of
  year........................       1,816,258    $    7.47      1,130,973    $    7.92       922,639      $    7.82

Weighted-average fair value of
  options granted during the
  year........................      $     2.16                  $     2.44                  $    3.24

                                      F-19

The following table summarizes information about our fixed stock options outstanding at June 29, 2002:

                                     OUTSTANDING OPTIONS                           OPTIONS EXERCISABLE
                           ---------------------------------------------       -----------------------------
                                             WEIGHTED-
                           NUMBER OF          AVERAGE          WEIGHTED-        NUMBER OF          WEIGHTED-
                            OPTIONS          REMAINING          AVERAGE          OPTIONS            AVERAGE
  RANGE OF EXERCISE      OUTSTANDING AT     CONTRACTUAL         EXERCISE       EXERCISABLE AT       EXERCISE
        PRICES           JUNE 29, 2002          LIFE             PRICE         JUNE 29, 2002         PRICE
        ------           -------------    -----------------   ------------     -------------      ----------

$ 0.34............          150,356            1.99             $  0.34           150,356           $  0.34
$ 2.68 to $4.00...           23,500            9.81             $  3.73                 -           $     -
$ 4.36 to $6.56...        1,572,633            8.89             $  4.87           377,211           $  5.20
$ 7.06 to $10.38..        1,814,031            5.30             $  8.79         1,288,691           $  8.96
                        ------------                                          ------------
$ 0.34 to $10.38..        3,560,520            6.78             $  6.67         1,816,258           $  7.47
                        ============                                          ============

8.   PROFIT SHARING PLAN

We have a qualified, defined contribution savings plan covering all full-time U.S. employees who have attained the age of 18 with more than three months of service. Contributions to the plan, which are discretionary, are determined annually by our Board of Directors. We did not make any contributions in fiscal years 2002, 2001 or 2000.

9.  STOCKHOLDERS' EQUITY

In September 1997, our Board of Directors authorized our repurchase of up to 1,000,000 shares of our common stock at an aggregate price not to exceed $20.0 million. In July 1998, our Board of Directors authorized a new stock repurchase program to repurchase up to 1,000,000 shares of our common stock. Shares repurchased under the 1998 program are to be additional to the shares repurchased pursuant to the repurchase program announced in September 1997. We may make purchases from time to time in the open market or in private transactions. The repurchase program may be suspended or discontinued at any time. Any shares that we repurchase will be available for general corporate purposes, including issuance upon the exercise of employee stock options. As of July 3, 1999, we had repurchased an aggregate of 1,292,900 shares of our common stock under the programs at a cost of $20.2 million. We have not repurchased any shares of our common stock since that time.

In December 1997, our Board of Directors adopted a Stockholders' Rights Plan pursuant to which rights to purchase shares of our common stock were distributed as a dividend, one right per share, to record owners of common stock as of the close of business on December 22, 1997, and for each share of common stock issued subsequent to that date. Each right entitles the registered holder to purchase that number of shares of our common stock having a market value of two times the then applicable exercise price of the right. Subject to certain exceptions, the rights become exercisable on the earlier of ten business days following a public announcement that a person or group acquired or obtained the right to acquire beneficial ownership of 20% or more of our outstanding common stock, or ten business days following the commencement or announcement by a person or group of a tender offer or exchange offer which would result in beneficial ownership of 20% or more of our common stock. In the event that we are acquired in a merger or other business combination or 50% or more of our consolidated assets or earnings power are sold, proper provisions will be made so that each holder of a right will be entitled to receive, upon the exercise of the right, at the then applicable exercise price, that number of shares of common stock of the acquiring company that at the time of such transaction will have a market value of two times the applicable exercise price of the right. Until a right is exercised, the holder of the right will have no rights as a stockholder, including, without limitation, the right to vote, or to receive dividends. The rights expire December 22, 2007 unless we extended or redeem the rights.

In September 1994, we adopted an Employee Stock Purchase Plan (the "Purchase Plan") which is intended to allow qualified employees to purchase our common stock at a discount to the market value. We have reserved a total of 348,750 shares of common stock for issuance under the Purchase Plan. Under the terms of the Purchase Plan, the purchase price of a share of common stock is the lower of 85% of the closing price of our common stock on the date the offering period begins or 85% of the closing price of our common stock on the termination date of the offering period. During fiscal 2002, employees purchased 38,834 shares of common stock pursuant to the Purchase Plan at prices ranging from $1.90 to $2.02 per share. During fiscal 2001, employees purchased 28,139 shares of common stock pursuant to the Purchase Plan at $3.14 per share. During fiscal year 2000, employees purchased 22,254 shares of common stock pursuant to the Purchase Plan at prices ranging from $5.53 to $5.55 per share.

The following table summarizes shares of common stock we currently have reserved for future issuance:

                                                             SHARES RESERVED
                                                             ---------------

Employee stock purchase plan and stock option plans......       3,902,956
Conversion of subordinated debentures....................       1,012,412
Exercise of Pegasus warrants.............................       2,944,552
                                                                ---------
Total common stock reserved..............................       7,859,920
                                                                =========

10.  OPERATING LEASES

We lease a Cessna Citation Jet, computer software and hardware and other office and factory equipment under long-term operating leases with varying terms. The aggregate future minimum lease payments under noncancellable operating leases with initial or remaining lease terms of greater than one year are as follows (in thousands):

2003...............................................         $     2,074
2004...............................................               1,289
2005...............................................                 508
2006...............................................                 424
2007 and thereafter ...............................                 912
                                                            -----------
                                                            $     5,207
                                                            ===========


Rent expense amounted to $2,488,000, $1,773,000 and $1,729,000 in fiscal 2002,
2001 and 2000, respectively.

During fiscal 2001, we entered into two sale-leaseback transactions for manufacturing equipment. No gain or loss was recognized on a $421,000 transaction which has resulted in approximately $152,000 of additional rent expense annually for a three year period. We realized a $39,000 gain on a $310,000 transaction in which we received $160,000 and the lender paid the balance of the equipment cost. We deferred this gain and will amortize it to earnings over the six year term of the lease. This lease has resulted in approximately $63,000 of additional rent expense annually. Both leases are being accounted for as operating leases.

During fiscal 2000, we entered into a $960,000 sale-leaseback transaction for manufacturing and research and development equipment from which we received proceeds of $633,000 and the lender paid the balance of the equipment cost. The sale resulted in a $48,000 gain, which was deferred and is being amortized over the seven year term of the lease. The lease provides us with the option to purchase the equipment for 25.46% of the equipment cost on the 85th basic rent date. This lease is being accounted for as an operating lease and has resulted in rent expense of approximately $141,000 annually.

11.  FINANCIAL INSTRUMENTS

Balance Sheet Financial Instruments

At June 29, 2002, the carrying value of our financial instruments such as cash, receivables and payables approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of our notes receivable and borrowings under our variable rate short- and long-term credit agreements approximated their fair value. The carrying value of our other long-term debt was estimated based on expected future cash flows, discounted at current rates for the same or similar issues. The carrying value of our other long-term debt approximated the fair value as of June 29, 2002.

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

At June 29, 2002 and June 30, 2001, we had approximately $23.8 million and $14.8 million, respectively, of forward exchange contracts outstanding. Of the total contracts outstanding at June 29, 2002 and June 30, 2001, approximately $19.3 million and $7.9 million, respectively, were designated as effective cash flow hedges. We use forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. For these foreign currency forward contracts designated as cash flow hedges, we report the changes in fair value as a component of other comprehensive income and reclassify such amounts into earnings in same period or periods which the underlying hedged transactions affect earnings. The total net accumulated derivative losses of $1.1 million included in the accumulated other comprehensive loss at June 29, 2002 are expected to be reclassified into earnings within the next 12 months upon settlement of the related hedged item (accounts receivable or sale of inventory to a third party). There was no hedge ineffectiveness between the forward contract derivatives and the underlying hedged items relating to these cash flow hedges during fiscal 2002 as both were equally affected by exchange rate fluctuations. The net expense relating to amortization of premiums and discounts of cash flow hedges was not material to either our operating results or financial position for the year ended June 29, 2002 and is included in "Other income (expense)" on the Consolidated Statement of Operations. As of June 29, 2002, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was six months.

The accumulated derivative gain and loss activity relating to cash flow hedges for the years ended June 29, 2002 and June 30, 2001 is as follows (in thousands):

                                                   YEAR ENDED     YEAR ENDED
                                                 JUNE 29, 2002  JUNE 30, 2001
                                                 -------------  -------------

Beginning accumulated derivative gains.......     $     16        $      -
Revaluations of cash flow hedge derivatives..       (1,175)            185
Net reclassifications to earnings............           51            (169)
                                                  --------        --------
Ending net accumulated derivative gains
(losses).....................................     $ (1,108)       $     16
                                                  ========        ========

The remaining foreign exchange contracts outstanding at June 29, 2002 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

At June 29, 2002, the fair value of forward foreign contracts in gain (i.e. asset) positions was $82,000, and the fair value of forward foreign contracts in loss (i.e. liability) positions was ($1.4) million. These fair values were determined based upon current forward rates applicable to the remaining terms of the forward contracts as of June 29, 2002. The fair value of contracts in asset positions is included as a component of "Prepaid expenses and other current assets," and the fair value of contracts in liability positions is included as a component of "Accrued expenses" on our Consolidated Balance Sheet. At June 30, 2001, the fair value of forward foreign contracts in gain (i.e. asset) positions was $121,000, and the fair value of forward foreign contracts in loss (i.e. liability) positions was ($74,000). These fair values were determined based upon current forward rates applicable to the remaining terms of the forward contracts as of June 30, 2001.

The components of the accumulated other comprehensive loss are as follows (in thousands):

                                                 JUNE 29, 2002   JUNE 30, 2001
                                                 -------------   -------------

Net accumulated derivative gains (losses)...       $  (1,108)      $      16
Foreign currency translation adjustments....          (5,732)         (7,793)
                                                   ---------       ---------
Accumulated other comprehensive loss........       $ ( 6,840)      $  (7,777)
                                                   =========       =========

Our credit risk in these transactions is the cost of replacing these contracts at current market rates in the event of default by a counterparty, which is typically a major international financial institution; however, we believe that our exposure to credit risk in these transactions is not significant in relation to earnings.

Prior to the retirement of our multi-currency revolving credit facility, we used borrowings of Japanese yen, Euros, and Dutch guilders to hedge our net investments in our foreign subsidiaries. Gains and losses on hedges of net investments were recognized as a component of accumulated other comprehensive income in stockholders' equity. The gain recognized upon the early extinguishment of these borrowings (see Note 5) is included as a component of "Other income (expense)" in our Consolidated Statement of Operations for fiscal 2000.

Interest Rate Swaps

In April 1998, we entered into two five year interest rate swap agreements with a total notional principal amount of $20.0 million to manage interest costs associated with changing interest rates. These agreements converted underlying variable-rate debt based on the LIBOR under our multi-currency revolving line of credit to fixed-rate debt with an interest rate of 6.05%. In June 2000, the interest rate swap agreements were terminated in conjunction with the early extinguishment of long-term debt (see Note 5). We included the gain recognized upon such termination of $420,000 as a component of interest expense in our Consolidated Statement of Operations for fiscal 2000.

12.  OTHER INCOME

Other income primarily consisted of finance charges relating to accounts receivable, which totaled $360,000, $335,000 and $396,000 for fiscal 2002, 2001, and 2000, respectively; foreign currency gains (losses) of ($639,000), ($611,000) and $169,000 for fiscal 2002, 2001 and 2000, respectively; and
interest income of $541,000 and $1,105,000 from a related party loan in fiscal 2001 and 2000, respectively.

13.  OPERATIONS BY INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," our reportable segments are Bicycles and Motorsports. We operate predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle-related products are aggregated in the Bicycle segment. We are also an emerging player in the motorsports industry with our line of ATVs and motocross motorcycles, and related accessories and clothing.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. In addition, there are no sales between the segments.

Summarized segment data is as follows (in thousands):


                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                             JUNE 29, 2002     JUNE 30, 2001    JULY 1, 2000
                                             -------------     -------------    ------------
Net sales to external customers:
    Bicycles...........................        $134,633          $141,475         $162,393
    Motorsports........................          22,022             5,316               57
                                               --------          --------         --------
                                               $156,655          $146,791         $162,450
                                               ========          ========         ========
Operating loss:
    Bicycles...........................        $  9,181          $  9,288         $  7,645
    Motorsports........................         (21,412)          (16,784)          (8,536)
                                               --------           -------          -------
                                               $(12,231)         $ (7,496)        $   (891)
                                               ========          ========         ========
Identifiable assets:
    Bicycles...........................        $100,135          $103,024         $146,875
    Motorsports........................          30,805            24,767           18,032
                                               --------          --------         --------
                                               $130,940          $127,791         $164,907
                                               ========          ========         ========
Capital expenditures:
    Bicycles...........................        $    547          $    873         $  2,395
    Motorsports........................           2,048             3,445            3,587
                                               --------          --------         --------
                                               $  2,595          $  4,318         $  5,982
                                               ========          ========         ========
Depreciation and amortization expense:
    Bicycles...........................        $  5,282          $  6,910         $  7,666
    Motorsports........................           2,392             2,277              357
                                               --------          --------         --------
                                               $  7,674          $  9,187         $  8,023
                                               ========          ========         ========
Interest expense:
    Bicycles...........................        $    902          $  2,013         $  3,412
    Motorsports........................           4,217             4,725            2,476
                                               --------          --------         --------
                                               $  5,119          $  6,738         $  5,888
                                               ========          ========         ========


We evaluate performance of our segments based on profit or loss from operations. The amounts below are not allocated between the segments (in thousands):

                                                   YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                  JUNE 29, 2002   JUNE 30, 2001  JULY 1, 2000
                                                  -------------   -------------  ------------

Total operating loss for reportable segments.      $(12,231)      $ (7,496)     $   (891)
Other income (expense):
    Interest expense.........................        (5,119)        (6,738)       (5,888)
    Other income (expense)...................          (238)            346         2,208
                                                   --------       ---------     ---------
                                                     (5,357)        (6,392)       (3,680)
                                                   --------       --------      --------
Loss before income taxes.....................       (17,588)       (13,888)       (4,571)
Income tax (expense) benefit.................          2,148        (6,431)         2,045
                                                   ---------      --------      ---------
Net loss.....................................      $(15,440)      $(20,319)     $ (2,526)
                                                   ========       ========      ========

Summarized data by geographic area is as follows (in thousands):


                                             YEAR ENDED       YEAR ENDED        YEAR ENDED
                                           JUNE 29, 2002     JUNE 30, 2001     JULY 1, 2000
                                           -------------     -------------     ------------
Net sales to external customers (1):
    United States...................        $   85,442        $   71,706       $   74,904
    Other European countries........            42,590            40,280           46,770
    Germany.........................            15,589            17,234           20,081
    All other countries.............            13,034            17,571           20,695
                                            ----------        ----------       ----------
                                            $  156,655        $  146,791       $  162,450
                                            ==========        ==========       ==========
Long-lived assets (2):
    United States...................        $   33,719        $   39,195       $   55,059
    Netherlands.....................             1,917             1,778            2,265
    All other countries.............               316               369            1,012
                                            ----------        ----------       ----------
                                            $   35,952        $   41,342       $   58,336
                                            ==========        ==========       ==========

-------------

(1)  Net sales are attributed to countries based on location of customer.
(2)  Long-lived assets are located in the respective geographic regions.

At June 29, 2002, the net assets of Cannondale Europe, Cannondale Japan and Cannondale Australia were $12,015,000, $642,000 and $1,382,000, respectively.

14.  RELATED PARTY TRANSACTIONS

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

During fiscal 2001, we issued a $2.0 million debenture to Mr. Montgomery which is due June 28, 2005 and is convertible into shares of our common stock at an initial conversion price of $4.50 per share. The debenture bears interest at 8.0%. We owed interest payments of $196,000 and $28,000 to Mr. Montgomery as of June 29, 2002 and June 30, 2001 related to this debenture.

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

During fiscal 1999, we entered into a $2.9 million sale-leaseback transaction for the Cessna Citation Jet. The lease provides JSM with the right of first refusal should we purchase the aircraft pursuant to the terms of the lease agreement.

We have provided three of our officers with interest-free loans to enable them to purchase homes in the vicinity of our headquarters. As of June 29, 2002 and June 30, 2001, we had loans outstanding of $1,282,000 to these officers. Two of the loans mature on December 29, 2006 and September 1, 2007, respectively, at which dates the entire principal balance of each of the respective loans is due. The remaining note receivable, originally a salary advance, was converted into a demand note during fiscal 2000 and is included in the total loan amount stated above.

We have entered into various employment, non-competition and severance agreements with our executive officers which provide these executives with certain benefits if their employment with us is terminated for any reason (other than death or disability) after a change of control. These benefits vary among the executives but may include lump sum payments based on the executives' prior salary and bonus, the forgiveness of certain indebtedness to us, the payment of certain benefits, such as medical insurance and tax and financial planning services, and payments to reimburse the executives for certain tax obligations. Assuming a change of control occurred as of June 29, 2002 and the subsequent termination of employment of each of the executive officers party to one or more of the various agreements discussed above, the aggregate amount payable by us to these executive officers would have been approximately $6.5 million.

15.  LITIGATION

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

                                                  CANNONDALE CORPORATION

September 27, 2002                                /s/ William A. Luca
                                                  -------------------
                                                  William A. Luca
                                                  Vice President of Finance,
                                                  Chief  Financial  Officer and
                                                  Chief Operating Officer


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


SIGNATURE                         TITLE                             DATE
---------                         -----                             ----

/s/ Joseph S. Montgomery          Chairman, President, Chief        September 27, 2002
------------------------          Executive Officer and Director
Joseph S. Montgomery              (Principal Executive Officer)

/s/ William A. Luca               Vice President of Finance,        September 27, 2002
-------------------               Chief Financial Officer,
William A. Luca                   Chief Operating Officer and
                                  Director (Principal Financial
                                  Officer)

/s/ Daniel C. Alloway             Vice President of  Sales and      September 27, 2002
---------------------             Director
Daniel C. Alloway

/s/ John P. Moriarty              Assistant Treasurer and           September 27, 2002
--------------------              Assistant Secretary, Chief
John P. Moriarty                  Accounting Officer
                                  (Principal Accounting Officer)

/s/ James S. Montgomery           Vice President of Marketing and   September 27, 2002
-----------------------           Director
James S. Montgomery

/s/ Gregory Griffin               Director                          September 27, 2002
-------------------
Gregory  Griffin




/s/ John Sanders                  Director                          September 27, 2002
----------------
John Sanders

/s/ Michael J. Stimola            Director                          September 27, 2002
----------------------
Michael J. Stimola

/s/ Sally G. Palmer               Director                          September 27, 2002
-------------------
Sally G. Palmer




        I, Joseph S. Montgomery, certify that:

1.  I have reviewed this annual report on Form 10-K of Cannondale Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 27, 2002


                              By: /s/ Joseph S. Montgomery
                                 -----------------------------------------------
                                 Joseph S. Montgomery
                                 Chairman, President and Chief Executive Officer


        I, William A. Luca, certify that:

1.   I have reviewed this annual report on Form 10-K of Cannondale Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 27, 2002

                                     By:  /s/ William A. Luca
                                        ----------------------------------------
                                        Vice President of Finance, Chief
                                        Financial Officer and Chief Operating
                                        Officer

                                                                     SCHEDULE II

                     CANNONDALE CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                BALANCE AT   CHARGED TO  CHARGED                            BALANCE
                                                BEGINNING    COSTS AND   TO OTHER                           AT END
            DESCRIPTION                         OF PERIOD    EXPENSES    ACCOUNTS        DEDUCTIONS         OF PERIOD
            -----------                         ------       --------    --------        ----------         ---------
ALLOWANCE FOR BAD DEBTS,
  DISCOUNTS, CREDITS AND
  RETURNS AND LATE CHARGES
  Year ended June 29, 2002....................  $11,270      $12,736       $  1,024   (a)  $ (10,875)    (b)  $14,155
  Year ended June 30, 2001....................  $10,076      $11,360       $   (596)  (a)  $  (9,570)    (b)  $11,270
  Year ended July 1, 2000.....................  $10,074      $11,027       $   (346)  (a)  $ (10,679)    (b)  $10,076

RESERVE FOR OBSOLETE INVENTORIES
  AND LOWER OF COST OR MARKET
  ADJUSTMENTS
  Year ended June 29, 2002....................  $ 2,554      $ 8,264       $     31   (a)  $  (8,222)    (c)  $ 2,627
  Year ended June 30, 2001....................  $ 1,879      $ 4,437       $    (71)  (a)  $  (3,691)    (c)  $ 2,554
  Year ended July 1, 2000.....................  $ 1,661      $ 2,157       $      9   (a)  $  (1,948)    (c)  $ 1,879


---------------
(a) Amounts charged to foreign currency translation account.
(b) Discounts, late charges and uncollectible accounts written off, net of recoveries.
(c) Inventory disposed.