Form 10-K/A
period 2002-06-29
CANNONDALE CORP /
filed 2002-11-12
CIK 930795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A
(MARK ONE)

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                 ON WHICH REGISTERED
        -------------------                                 -------------------
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

                                EXPLANATORY NOTE

This Form 10-K/A of Cannondale Corporation (together with its subsidiaries, collectively referred to as "we," "us" or "our") is being filed for the purpose of amending and restating Items 6, 7, 7A and 8 of our Form 10-K for the fiscal year ended June 29, 2002, filed September 27, 2002 (the "2002 Form 10-K"), to reflect the restatement of our Consolidated Financial Statements as of and for the fiscal years ended June 29, 2002 and June 30, 2001. We restated our Consolidated Financial Statements as of and for the fiscal years ended June 29, 2002 and June 30, 2001 to properly classify our revolving line of credit with The CIT Group/Business Credit Inc. as a current liability. Prior to the filing of our 2002 Form 10-K, our independent accountants advised us that the classification of this revolving line of credit as long-term debt was appropriate. However, we were subsequently advised by our independent accountants, in connection with the preparation of our Condensed Consolidated Financial Statements for the fiscal quarter ended September 28, 2002, that, in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," this revolving line of credit should be classified as a current liability. Other than as expressly stated herein, the information in this Form 10-K/A does not reflect any subsequent information or events other than the restatement set forth below. The only changes to our previously filed Form 10-K relate to such restatement.

We hereby amend and restate Item 6 of the 2002 Form 10-K as follows:

ITEM 6.  SELECTED FINANCIAL DATA.

We derived the following summary data from our Consolidated Financial Statements. You should read the following information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes, which appear elsewhere in this Form 10-K.


                                                 TWELVE         TWELVE         TWELVE         TWELVE          TWELVE
                                              MONTHS ENDED   MONTHS ENDED   MONTHS ENDED    MONTHS ENDED   MONTHS ENDED
                                              JUNE 29, 2002  JUNE 30, 2001   JULY 1, 2000   JULY 3, 1999   JUNE 27, 1998
                                              -------------  -------------  -------------   ------------   -------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales (1)...........................       $  156,655     $  146,791      $  162,450     $   178,765     $ 173,819
Cost of sales...........................          122,328        110,823         112,100         114,627       110,113
                                               ----------     ----------      ----------     -----------     ---------
Gross profit............................           34,327         35,968          50,350          64,138        63,706
Expenses:
   Selling, general and administrative
    (1)(2)..............................           40,731         36,825          42,771          42,545        41,684
   Research and development.............            5,827          6,639           8,470          10,222         6,750
                                               ----------     ----------      ----------     -----------     ---------
Total operating expenses................           46,558         43,464          51,241          52,767        48,434
                                               ----------     ----------      ----------     -----------     ---------
Operating income (loss).................          (12,231)        (7,496)           (891)         11,371        15,272
Other income (expense):
   Interest expense (2).................           (5,119)        (6,738)         (5,888)         (4,557)       (1,995)
   Other income (expense) (2)...........             (238)           346           2,208           1,160           653
                                               ----------     ----------      ----------     -----------     ---------
                                                   (5,357)        (6,392)         (3,680)         (3,397)       (1,342)
                                               ----------     ----------      ----------     -----------     ---------
Income (loss) before income taxes.......          (17,588)       (13,888)         (4,571)          7,974        13,930
Income tax (expense) benefit............            2,148         (6,431)          2,045          (2,051)       (4,578)
                                               ----------     ----------      ----------     -----------     ---------
Net income (loss).......................       $  (15,440)    $  (20,319)     $   (2,526)    $     5,923     $   9,352
                                               ==========     ==========      ==========     ===========     =========
BASIC EARNINGS (LOSS) PER COMMON
   SHARE: (3)
Net income (loss).......................       $    (2.04)    $    (2.70)     $    (0.34)    $      0.79     $    1.11
Weighted-average common shares..........            7,552          7,522           7,497           7,518         8,442
DILUTED EARNINGS (LOSS) PER COMMON
   SHARE: (3)
Net income (loss).......................       $    (2.04)    $    (2.70)     $    (0.34)    $      0.77     $    1.08
Weighted-average common shares and
   common equivalent shares outstanding.            7,552          7,522           7,497           7,686         8,682


                                                JUNE 29,       JUNE 30,        JULY 1,         JULY 3,       JUNE 27,
                                                  2002           2001            2000           1999           1998
                                               ----------     ----------      ----------     -----------     ---------
BALANCE SHEET DATA:
Working capital.........................       $   20,465     $   34,902      $   56,569     $    74,894     $  78,975
Total assets............................          130,940        127,791         164,907         162,379       152,277
Total  long-term  debt,   excluding  current
   portion..............................           21,403         26,762          44,476          55,997        40,352
Total stockholders' equity..............           34,628         49,055          70,686          75,010        78,238


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

We hereby amend and restate Item 7 of the 2002 Form 10-K as follows:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

The following table presents statement of operations data as a percentage of net sales:

                                                                               FISCAL
                                                              2002              2001              2000
                                                              ----              ----              ----

Net sales............................................        100.0%            100.0%             100.0%
Cost of sales........................................         78.1              75.5               69.0
                                                            ------            ------            -------
Gross profit.........................................         21.9              24.5               31.0
Expenses:
    Selling, general and administrative..............         26.0              25.1               26.3
    Research and development.........................          3.7               4.5                5.2
                                                            ------            ------            -------
Total operating expenses.............................         29.7              29.6               31.5
                                                            ------            ------            -------
Operating loss.......................................         (7.8)             (5.1)              (0.5)
Other income (expense):
    Interest expense.................................         (3.3)             (4.6)              (3.6)
    Other income (expense)...........................         (0.1)              0.2                1.3
                                                            ------            ------            -------
                                                              (3.4)             (4.4)              (2.3)
                                                            ------            ------            -------
Loss before income taxes.............................        (11.2)             (9.5)              (2.8)
Income tax (expense) benefit.........................          1.4              (4.3)               1.2
                                                            ------            ------            -------
Net loss.............................................         (9.8)%           (13.8)%             (1.6)%
                                                            ======            ======            =======

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

                                                                 FOR THE QUARTER ENDED
                                -------------------------------------------------------------------------------------
                                   JUNE      MARCH    DECEMBER   SEPTEMBER     JUNE      MARCH    DECEMBER  SEPTEMBER
                                 29, 2002   30, 2002  29, 2001    29, 2001   30, 2001   31, 2001  30, 2000  30, 2000
                                ---------  ---------  --------   ---------   ---------  --------  --------  ---------
                                                                      (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net sales......................  $ 45,551  $ 39,167   $ 37,783   $ 34,154    $ 42,781  $ 32,636  $ 34,687  $  36,687
Cost of sales..................    35,849    30,682     28,796     27,001      33,734    25,895    24,469     26,725
                                  -------   -------    -------    -------     -------    ------   -------    -------
Gross profit...................     9,702     8,485      8,987      7,153       9,047     6,741    10,218      9,962
Expenses:
Selling, general and
   administrative(1)...........    12,181     9,689      9,828      9,033       8,998     9,005     9,353      9,469
Research and development.......     1,566     1,616      1,376      1,269       1,222     1,500     1,955      1,962
                                  -------   -------    -------    -------     -------    ------   -------    -------
Total operating expenses.......    13,747    11,305     11,204     10,302      10,220    10,505    11,308     11,431
                                  -------   -------    -------    -------     -------    ------   -------    -------
Operating loss.................    (4,045)   (2,820)    (2,217)    (3,149)     (1,173)   (3,764)   (1,090)    (1,469)
Other expense..................    (1,709)   (1,416)    (1,178)    (1,054)     (1,548)   (1,685)   (1,645)    (1,514)
                                  -------   -------    -------    -------     -------    ------   -------    -------
Loss before income taxes ......    (5,754)   (4,236)    (3,395)    (4,203)     (2,721)   (5,449)   (2,735)    (2,983)
Income tax (expense) benefit...        88     1,991        (11)        80         (48)       98    (7,836)     1,356
                                  -------   -------    -------    -------     -------    ------   -------    -------
Net loss.......................  $ (5,666) $ (2,245)  $ (3,406)  $ (4,123)   $ (2,769)  $(5,351) $(10,571) $  (1,627)
                                  =======   =======    =======    =======     =======    ======   =======    =======

Basic and diluted loss per
   share.......................  $  (0.75) $  (0.30)  $  (0.45)  $  (0.55)   $  (0.37)  $ (0.71) $  (1.41)  $  (0.22)

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

                                                                 FOR THE QUARTER ENDED
                                -------------------------------------------------------------------------------------
                                   JUNE      MARCH    DECEMBER   SEPTEMBER     JUNE      MARCH    DECEMBER  SEPTEMBER
                                 29, 2002   30, 2002  29, 2001    29, 2001   30, 2001   31, 2001  30, 2000  30, 2000
                                ---------  ---------  --------   ---------   ---------  --------  --------  ---------
                                                                      (UNAUDITED)
                                                                     (IN THOUSANDS)
Bicycle net sales.........        $38,032   $30,984    $32,578    $33,039     $40,645    $30,899   $34,783    $35,148
Motorsports net sales.....          7,519     8,183      5,205      1,115       2,136      1,737       (96)     1,539
                                  -------   -------    -------    -------     -------    -------   -------    -------
Total net sales...........        $45,551   $39,167    $37,783    $34,154     $42,781    $32,636   $34,687    $36,687
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

In July 2002, we entered into a new financing facility with Pegasus Partners II, L.P., and amended our existing credit facility with the CIT Group/Business Credit, Inc. The new financing facilities cured any defaults under our prior financing agreements, and permitted us to classify our term debt as long-term on our Consolidated Balance Sheet at June 29, 2002.

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

In the following table, we summarize our consolidated long-term debt and operating lease obligations as of June 29, 2002, in thousands. See Notes 5 and 10 in the Notes to the Consolidated Financial Statements for further detail:

                                                 DUE IN LESS    DUE IN 1-3    DUE IN 4-5     DUE AFTER 5
    CONTRACTUAL OBLIGATIONS          TOTAL DUE   THAN 1 YEAR       YEARS         YEARS          YEARS
   -------------------------         ---------   -----------    ----------    ----------     -----------

Long-term debt.................      $ 34,122       $ 12,774     $  4,978       $  1,000       $ 15,370
Capital lease obligations......            98             43           55              -              -
Operating lease obligations....         5,207          2,074        1,797            724            612
                                     --------       --------     --------       --------       --------
Total contractual obligations..      $ 39,427       $ 14,891     $  6,830       $  1,724       $ 15,982
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

We hereby amend and restate Item 7A of the 2002 Form 10-K as follows:

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

                                                   INTEREST RATE SENSITIVITY
                                       PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                                                        (IN THOUSANDS)
                                                                                                                    FAIR VALUE
                                                                                                                    AT JUNE 29,
                                        2003       2004      2005       2006       2007     THEREAFTER     TOTAL        2002
                                        ----       ----      ----       ----       ----     ----------     -----    ---------
LIABILITIES:
Long-term debt, including current
portion
   Fixed rate....................     $   363     $2,353     $2,352     $ 339    $   333      $ 1,693    $ 7,433     $ 7,530
   Average interest rate.........        3.80%      7.37%      7.39%      3.53%     3.53%        3.49%      5.97%
   Variable  rate................     $12,454     $  178     $  150     $ 159    $   169      $13,677    $26,787     $26,762
   Average interest rate.........        5.15%      5.82%      5.65%      5.65%     5.66%       17.59%     11.52%

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

                                          (IN THOUSANDS)

                                                                                        FAIR VALUE
                                                                                        AT JUNE 29,
                                 2003     2004  2005   2006  2007   THEREAFTER   TOTAL      2002
                                 ----     ----  ----   ----  ----   ----------   -----  ----------
FORWARD CONTRACTS TO SELL
  FOREIGN CURRENCY FOR EUROS:
Norwegian Krona
   Notional amount.......      $   187    --     --    --     --          --   $   187     $   (8)
   Contract rate.........       0.1277                                          0.1277
British Sterling
   Notional amount.......      $ 1,302    --     --    --     --          --   $ 1,302     $   72
   Contract rate.........       1.6249                                          1.6249
Swiss Franc
   Notional amount.......      $ 1,215    --     --    --     --          --   $ 1,215     $   (1)
   Contract rate.........       0.6800                                          0.6800

FORWARD CONTRACTS TO BUY
   FOREIGN CURRENCY FOR EUROS:
United States Dollar
   Notional amount.......      $15,000    --     --    --     --          --   $ 15,000   $(1,199)
   Contract rate.........       1.0900                                           1.0900
Japanese Yen
   Notional amount.......      $ 1,589    --     --    --     --          --   $  1,589   $    (3)
   Contract rate.........       0.0085                                           0.0085

                    EXPOSURES RELATED TO DERIVATIVE CONTRACTS
                  WITH UNITED STATES DOLLAR FUNCTIONAL CURRENCY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
 FORWARD FOREIGN CURRENCY EXCHANGE RATE (UNITED STATES DOLLAR/FOREIGN CURRENCY)
                                 (IN THOUSANDS)

                                                                                                       FAIR VALUE
                                                                                                       AT JUNE 29,
                                                2003     2004  2005   2006  2007   THEREAFTER   TOTAL      2002
                                                ----     ----  ----   ----  ----   ----------   -----  ----------
FORWARD CONTRACTS TO SELL
  FOREIGN CURRENCY FOR UNITED STATES DOLLARS:
Australian Dollar
   Notional amount........................    $   555    --     --     --    --          --   $   555    $  (26)
   Contract rate..........................     0.5365                                          0.5365
Canadian Dollar
   Notional amount........................    $ 1,878    --     --     --    --          --   $ 1,878    $  (60)
   Contract rate..........................     0.6367                                          0.6367
Japanese Yen
   Notional amount........................    $   343    --     --     --    --          --   $   343    $  (17)
   Contract rate..........................     0.0080                                          0.0080
Euro
   Notional amount........................    $ 1,667    --     --     --    --          --   $ 1,667    $  (86)
   Contract rate..........................     0.9394                                          0.9394

FORWARD CONTRACTS TO BUY
  FOREIGN CURRENCY FOR UNITED STATES DOLLARS:
Swedish Krona
   Notional amount........................    $   112    --     --     --    --          --   $   112    $   10
   Contract rate..........................     0.1003                                          0.1003

We hereby amend and restate Item 8 of the 2002 Form 10-K, included on pages F-1 through F- 26, as follows:

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Report of Independent Auditors....................................          F-2

Consolidated Balance Sheets as of June 29, 2002 and
  June 30, 2001...................................................          F-3

Consolidated Statements of Operations for the years ended
  June 29, 2002, June 30, 2001 and July 1, 2000...................          F-4

Consolidated Statements of Stockholders' Equity for the
  years ended June 29, 2002, June 30, 2001 and July 1, 2000.......          F-5

Consolidated Statements of Cash Flows for the years ended
  June 29, 2002, June 30, 2001 and July 1, 2000...................          F-6

Notes to Consolidated Financial Statements........................          F-7

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

 As described in Note 5, the Company has restated its consolidated financial statements for 2002 and 2001.


                                                     /s/ Ernst & Young LLP



Stamford, Connecticut
August 12, 2002
  except for Note 5, as to which the
  date is November 11, 2002

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       JUNE 29, 2002    JUNE 30, 2001
                                                                                       -------------    -------------
ASSETS
Current assets:
     Cash...................................................................           $      2,498     $      2,155
     Trade accounts receivable, less allowances of $14,155 and $11,270......                 50,703           43,762
     Inventories, net ......................................................                 37,655           37,759
     Prepaid expenses and other current assets..............................                  4,132            2,773
                                                                                       ------------     ------------
Total current assets........................................................                 94,988           86,449
Property, plant and equipment, net .........................................                 32,078           35,628
Notes receivable and advances to related parties............................                  1,407            1,441
Other assets................................................................                  2,467            4,273
                                                                                       ------------     ------------
Total assets................................................................           $    130,940     $    127,791
                                                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................................           $     17,652     $     15,351
     Revolving credit advances..............................................                 32,183           22,538
     Income taxes payable...................................................                    497              294
     Deferred income taxes..................................................                     24               81
     Interest payable to a related party....................................                    196               28
     Accrued expenses.......................................................                 11,154            8,251
     Current installments of long-term debt.................................                 12,817            5,004
                                                                                       ------------     ------------
Total current liabilities...................................................                 74,523           51,547
Long-term debt, less current installments...................................                 19,403           24,762
Subordinated debenture to a related party...................................                  2,000            2,000
Other noncurrent liabilities................................................                    386              427
                                                                                       ------------     ------------
Total liabilities...........................................................                 96,312           78,736
                                                                                       ------------     ------------
Commitments and contingencies ..............................................                      -                -
Stockholders' equity:
     Common Stock, $.01 par value:
        Authorized shares - 40,000,000
        Issued 8,875,679 and 8,836,264 shares ..............................                     89               88
     Additional paid-in capital.............................................                 58,498           58,423
     Retained earnings......................................................                  3,043           18,483
     Less 1,292,900 shares in treasury at cost..............................                (20,162)         (20,162)
     Accumulated other comprehensive loss...................................                 (6,840)          (7,777)
                                                                                       ------------     ------------
Total stockholders' equity..................................................                 34,628           49,055
                                                                                       ------------     ------------
Total liabilities and stockholders' equity..................................           $    130,940     $    127,791
                                                                                       ============     ============


                             SEE ACCOMPANYING NOTES

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                              JUNE 29, 2002    JUNE 30, 2001     JULY 1, 2000
                                                              -------------    -------------     ------------

Net sales...............................................     $     156,655    $     146,791    $     162,450
Cost of sales...........................................           122,328          110,823          112,100
                                                             -------------    -------------    -------------
Gross profit............................................            34,327           35,968           50,350

Expenses:
     Selling, general and administrative................            40,731           36,825           42,771
     Research and development...........................             5,827            6,639            8,470
                                                             -------------    -------------    -------------
                                                                    46,558           43,464           51,241
                                                             -------------    -------------    -------------
Operating loss..........................................           (12,231)          (7,496)            (891)

Other income (expense):
     Interest expense...................................            (5,119)          (6,738)          (5,888)
     Other income (expense).............................              (238)             346            2,208
                                                             -------------    -------------    -------------
                                                                    (5,357)          (6,392)          (3,680)
                                                             -------------    -------------   --------------
Loss before income taxes................................           (17,588)         (13,888)          (4,571)

Income tax (expense) benefit............................             2,148           (6,431)           2,045
                                                             -------------    -------------   --------------
Net loss................................................     $     (15,440)   $     (20,319)  $       (2,526)
                                                             =============    =============   ==============

Basic and diluted loss per share........................     $       (2.04)   $       (2.70)  $        (0.34)
                                                             ==============   ==============   ==============






                             SEE ACCOMPANYING NOTES

                     CANNONDALE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                           ACCUMULATED
                                      COMMON STOCK        ADDITIONAL                 TREASURY STOCK          OTHER
                                    -----------------      PAID-IN     RETAINED     -----------------     COMPREHENSIVE
                                    SHARES      VALUE       CAPITAL    EARNINGS     SHARES      VALUE         LOSS           TOTAL
                                    ------      -----     -----------  --------     ------      -----     -------------      -----

BALANCE AT JULY 3, 1999.......   8,784,308    $     88    $ 57,815    $ 41,328    (1,292,900) $(20,162)   $ (4,059)       $  75,010
  Net loss....................           -           -           -      (2,526)          -           -           -           (2,526)
  Foreign currency translation
     loss (net of tax benefit
     of $174).................           -           -           -           -           -           -      (1,918)          (1,918)
                                                                                                                          ---------
  Comprehensive loss..........                                                                                               (4,444)
  Exercise of options.........       2,895           -          16           -           -           -           -               16
  Return of shares............      (1,332)          -         (19)          -           -           -           -              (19)
  Shares issued under employee
     stock purchase plan......      22,254           -         123           -           -           -           -              123
                                 ---------    --------    --------    --------    ----------  --------    --------        ---------
BALANCE AT JULY 1, 2000.......   8,808,125          88      57,935      38,802    (1,292,900)  (20,162)     (5,977)          70,686
  Net loss....................           -           -           -     (20,319)          -           -           -          (20,319)
  Foreign currency translation
     loss.....................           -           -           -           -           -           -      (1,816)          (1,816)
   Net accumulated derivative
     gains....................                                                                                  16               16
                                                                                                                          ---------
  Comprehensive loss..........           -           -           -           -           -           -           -          (22,119)
  Beneficial conversion on
     subordinated convertible
     debenture................           -           -         400           -           -           -           -              400
  Shares issued under employee
     stock purchase plan......      28,139           -          88           -           -           -           -               88
                                 ---------    --------    --------    --------    ----------  --------    --------        ---------

BALANCE AT JUNE 30, 2001......   8,836,264          88      58,423      18,483    (1,292,900) (20,162)      (7,777)          49,055
  Net loss....................           -           -           -     (15,440)          -           -           -          (15,440)
  Foreign currency translation
     gain.....................           -           -           -           -           -           -       2,061            2,061
  Net accumulated derivative
     losses...................           -           -           -           -           -           -      (1,124)          (1,124)
                                                                                                                          ---------
   Comprehensive loss.........           -           -           -           -           -           -           -          (14,503)
  Exercise of options.........         581           1           -           -           -           -           -                1
  Shares issued under employee
     stock purchase plan......      38,834           -          75           -           -           -           -               75
                                 ---------    --------    --------    --------    ----------  --------    --------        ---------
BALANCE AT JUNE 29, 2002......   8,875,679    $     89    $ 58,498    $  3,043    (1,292,900) $(20,162)   $ (6,840)        $ 34,628
                                 ==========   ========    ========    ========    ==========  ========    ========         ========



                             SEE ACCOMPANYING NOTES

                             CANNONDALE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                          JUNE 29, 2002     JUNE 30, 2001      JULY 1, 2000
                                                          -------------     -------------      ------------

OPERATING ACTIVITIES
Net loss............................................    $    (15,440)      $    (20,319)     $     (2,526)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization...................           7,674              9,187             8,023
    Provisions for bad debts, discounts, credits and
      returns and late charges .....................          12,736             11,360            11,027
    Provision for obsolete inventories and lower of
    cost or market adjustments......................           8,264              4,437             2,157
    Unrealized gain on foreign currency transactions          (1,225)              (711)             (554)
    Deferred income taxes...........................             (12)             6,197                (1)
    Beneficial conversion on subordinated
      convertible debt..............................               -                400                 -
    Other...........................................               1                (40)             (499)
    Changes in assets and liabilities:
      Trade accounts receivable.....................         (16,562)            (7,477)           (3,064)
      Inventories...................................          (6,814)            (3,043)           (9,893)
      Prepaid expenses and other assets.............            (342)            (1,301)           (5,391)
      Interest receivable from a related party......               -              1,318                 -
      Accounts payable..............................           1,804               (246)           (1,026)
      Accrued expenses..............................           1,861              1,085            (1,274)
      Income taxes payable and other liabilities....             644              1,022            (2,908)
                                                        ------------       ------------      ------------
    Net cash provided by (used in) operating
      activities                                              (7,411)             1,869            (5,929)
                                                        ------------       ------------      ------------

INVESTING ACTIVITIES
Capital expenditures................................          (2,595)            (4,318)           (5,982)
Proceeds from sale of equipment.....................              14                808               633
Loans provided to related parties...................             (33)              (283)             (294)
Repayments of loans provided to related parties.....              67             12,034                51
                                                        ------------       ------------      ------------
Net cash provided by (used in) investing activities.          (2,547)             8,241            (5,592)
                                                        ------------       ------------      ------------
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock......              76                 88               120
Proceeds from issuance of subordinated  debenture to
    A related party.................................               -              2,000                 -
Proceeds from issuance of long-term debt............               -              2,000            43,632
Payments for early extinguishment of debt...........               -            (12,000)          (64,596)
Net proceeds from borrowings under short-term
    revolving credit agreements.....................           9,317               1,638            1,352
Net proceeds from (repayments of) borrowings under
    long-term debt and capital lease agreements.....             645             (8,039)           32,673
                                                        ------------       ------------      ------------
Net cash provided by (used in) financing activities.          10,038            (14,313)           13,181
                                                        ------------       ------------      ------------
Effect of exchange rate changes on cash.............             263              1,294               104
                                                        ------------       ------------      ------------
Net increase (decrease) in cash.....................             343             (2,909)            1,764
Cash at beginning of period.........................           2,155              5,064             3,300
                                                        ------------       ------------      ------------
Cash at end of period...............................    $      2,498       $      2,155      $      5,064
                                                        ============       ============      ============
Cash paid during the period for:
    Interest........................................    $      4,792       $      6,609      $      5,496
                                                        ============       ============      ============
    Income taxes (refunds), net.....................    $     (1,994)      $       (953)     $      2,906
                                                        ============       ============      ============


                             SEE ACCOMPANYING NOTES

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

Following is a summary of the activity related to our intangible assets, in thousands:

                                           YEAR ENDED        YEAR ENDED       YEAR ENDED
                                         JUNE 29, 2002     JUNE 30, 2001     JULY 1, 2000
                                         -------------     -------------     ------------
DEFERRED FINANCING COSTS:
Gross amount.......................     $      4,422      $      2,949     $      2,027
Accumulated amortization...........           (1,985)           (1,094)             (80)
                                        ------------      ------------     ------------
Net book value.....................     $      2,437      $      1,855     $      1,947
                                        ============      ============     ============
PATENTS:
Gross amount.......................     $      1,218      $      1,224     $      1,214
Accumulated amortization...........             (420)             (363)            (298)
                                        ------------      ------------     ------------
Net book value.....................     $        798      $        861     $        916
                                        ============      ============     ============
GOODWILL:
Gross amount.......................     $        403      $        403     $        403
Accumulated amortization...........             (188)             (188)            (161)
                                        ------------      ------------     ------------
Net book value.....................     $        215      $        215     $        242
                                        ============      ============     ============
TOTAL GROSS INTANGIBLE ASSETS......     $      6,043      $      4,576     $      3,644
TOTAL ACCUMULATED AMORTIZATION OF
   INTANGIBLE ASSETS...............     $     (2,593)     $     (1,645)    $       (539)
AMORTIZATION EXPENSE...............     $      1,027      $        868     $        772


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

2.  INVENTORIES, NET

The components of inventories are as follows (in thousands):

                                                             JUNE 29, 2002        JUNE 30, 2001
                                                             -------------        -------------

Raw materials........................................       $        21,893       $       22,981
Work-in-process......................................                 3,604                2,879
Finished goods.......................................                14,785               14,453
                                                          -----------------    -----------------
                                                                     40,282               40,313
Less reserve for obsolete inventories and lower of cost
or market adjustments................................                (2,627)              (2,554)
                                                          -----------------    -----------------
                                                            $        37,655       $       37,759
                                                            ===============       ==============


3.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

                                                            JUNE 29, 2002        JUNE 30, 2001
                                                            -------------        -------------

Land................................................        $        1,819      $        1,725
Buildings and improvements..........................                24,035              23,591
Factory and office equipment........................                51,698              48,527
Construction and projects-in-progress...............                   550                 790
                                                          ----------------    ----------------
                                                                    78,102              74,633
Less accumulated depreciation.......................               (46,024)            (39,005)
                                                          ----------------    ----------------
                                                            $       32,078      $       35,628
                                                            ==============      ==============


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

4.  LOSS PER SHARE

In the following table, we reconcile the numerator and denominator for the basic and diluted loss per share computations and other related disclosures required by SFAS No. 128, "Earnings Per Share" (in thousands, except per share data):

                                                           YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                            JUNE 29,      JUNE 30,      JULY 1,
                                                               2002         2001          2000
                                                          ------------  ------------  ------------
NUMERATOR:
Net loss............................................      $ (15,440)    $ (20,319)    $  (2,526)
DENOMINATOR:
Denominator for basic and diluted loss per share -
   weighted-average shares..........................          7,552         7,522         7,497
Basic and diluted loss per share....................      $   (2.04)    $   (2.70)    $   (0.34)


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

5. DEBT

We have restated our Consolidated Financial Statements as of and for the years ended June 29, 2002 and June 30, 2001 to properly classify our revolving line of credit with The CIT Group/Business Credit Inc. as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"). This restatement had no impact on our results from operations or loss per share for the fiscal years ended June 29, 2002 or June 30, 2001.

Short-term revolving credit advances (in thousands):

                                             JUNE 29, 2002      JUNE 30, 2001
                                             -------------      -------------
Cannondale U.S......................          $     28,348       $     21,672
Cannondale Europe...................                 2,777                385
Cannondale Japan....................                 1,058                481
                                              ------------       ------------
                                              $     32,183       $     22,538
                                              ============       ============

In June 2000, we entered into a five year secured credit facility in the amount of $60.0 million with CIT as the administrative and collateral agent. The secured facility consisted of a revolving line of credit and a term loan. The outstanding amount of the revolving line of credit was limited to the lesser of $45.0 million or a percentage of eligible receivables and inventories. At June 29, 2002 and June 30, 2001, approximately $2.3 million and $7.9 million, respectively, was available under the revolving line of credit. The interest rate on the revolving line of credit, payable monthly, was 8.25% at June 29, 2002 and June 30, 2001, and was computed as the Chase Bank Rate (prime rate) plus an applicable revolver prime rate margin per annum, or LIBOR plus the applicable revolver LIBOR margin per annum. The revolver margins were based on certain fixed charge coverage ratios, as defined, and ranged from 0.25% to 1.50% on the prime rate, or 1.75% to 3.00% on the LIBOR. In accordance, with EITF 95-22, the revolving line of credit has been classified as a current liability on our Consolidated Balance Sheets at June 29, 2002 and June 30, 2001 due to the subjective acceleration clause and lock-box arrangement contained in the borrowing agreement with CIT. Cash received into our lock-box on a daily basis is used to pay down our revolving line of credit. Additional borrowings are then made, as necessary, subject to availability requirements, against our revolving line of credit. CIT amended this revolving line of credit in July 2002 to extend the contractual maturity until June 2007.

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

The weighted-average interest rate on our short-term revolving credit advances was 7.76% and 8.07% at June 29, 2002 and June 30, 2001, respectively.

Long-term debt (in thousands):

                                                                          JUNE 29, 2002            JUNE 30, 2001
                                                                          -------------            -------------
Term loans.....................................................                11,334                   15,128
IFN Finance, B.V. loan.........................................                12,272                    5,810
ABN AMRO Onroerend Goed Lease en Financieringen                                 1,769                    1,601
   B.V. loan...................................................
Subordinated Convertible Debentures, interest at 8.0%..........                 4,000                    4,000
Pennsylvania Industrial Development Authority bonds, interest                   3,103                    3,405
   rates ranging from 2.0% to 3.75%............................
Connecticut Development Authority loan.........................                 1,412                    1,490
Department of Economic and Community Development loan,                            232                      263
   interest at 4.0%............................................
Notes secured by equipment and capitalized leases..............                    98                       69
                                                                          -----------              -----------
                                                                               34,220                   31,766
Less current portion...........................................               (12,817)                  (5,004)
                                                                          -----------              -----------
                                                                          $    21,403              $    26,762
                                                                          ===========              ===========


In July 2002, we entered into a new financing facility with Pegasus Partners II, L.P., and amended our existing credit facility with the CIT Group/Business Credit, Inc. The new financing facilities cured any defaults under our prior financing agreements, and permitted us to classify our term debt as long-term on our Consolidated Balance Sheet at June 29, 2002.

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

In June 2000, we entered into a five year secured credit facility in the amount of $60.0 million with CIT as the administrative and collateral agent. The secured facility consisted of a revolving line of credit and a term loan. The term loan, initially in the amount of $15.0 million, was scheduled to amortize in 19 consecutive quarterly principal payments of $622,250 each, followed by a final payment of the remaining unamortized principal at maturity. In accordance with the provisions of the secured facility, we paid down the term loan by approximately $2.1 million during fiscal 2001 in conjunction with the full repayment of the note from Joseph Montgomery (see Note 15). The interest rate on the term loan was 8.75% at June 29, 2002 and June 30, 2001. Interest on the term loan was payable monthly, and was computed as the Chase Bank Rate (prime rate) plus an applicable term loan prime rate margin per annum, or LIBOR plus the applicable term loan LIBOR margin per annum. The term loan margins were based on certain fixed charge coverage ratios, as defined, and ranged from 0.25% to 1.50% on the prime rate, or 1.75% to 3.00% on the LIBOR. The secured facility was collateralized by substantially all of Cannondale U.S. assets and the issued and outstanding stock of our subsidiaries. The secured facility required minimum fixed charge coverage, net worth, senior leverage and EBITDA levels, as defined, and restricted the payment of cash dividends.

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

Maturities of our long-term debt, including payments under capitalized lease obligations, are as follows (in thousands):

2003...........................................................    $   12,817
2004...........................................................         2,531
2005...........................................................         2,502
2006...........................................................           498
2007...........................................................           502
Thereafter.....................................................        15,370
                                                                   ----------
                                                                   $   34,220
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
                                             =============          =============          =============


The income tax expense (benefit) attributable to income (loss) before income taxes consists of the following (in thousands):

                                              YEAR ENDED             YEAR ENDED             YEAR ENDED
                                             JUNE 29, 2002          JUNE 30, 2001          JULY 1, 2000
                                             -------------          -------------          ------------
Current:
     Federal........................         $  (2,010)             $        -             $  (3,106)
     Foreign........................              (126)                    234                 1,574
     State..........................                 -                       -                  (512)
                                             ---------              ----------             ---------
        Total current...............            (2,136)                    234                (2,044)
                                             ---------              ----------             ---------
Deferred:
     Federal........................                45                   5,205                   230
     Foreign........................               (57)                    447                  (279)
     State..........................                 -                     545                    48
                                             ---------              ----------             ---------
        Total deferred..............               (12)                  6,197                    (1)
                                             ---------              ----------             ---------
Total...............................         $  (2,148)             $    6,431             $  (2,045)
                                             =========-             ==========             =========

The provision (benefit) for income taxes on our loss before income taxes differs from the amount computed by applying the U.S. federal income tax rate (34.0%) as a result of the following items:


                                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                             JUNE 29, 2002    JUNE 30, 2001    JULY 1, 2000
                                                             -------------    -------------    ------------
Tax at U.S. statutory rate...........................            (34.0)%          (34.0)%          (34.0)%
State income benefit, net of federal effect..........             (3.3)            (3.7)            (6.6)
Lower effective income taxes of other countries......             (1.0)            (2.6)            (2.0)


                                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                             JUNE 29, 2002    JUNE 30, 2001    JULY 1, 2000
                                                             -------------    -------------    ------------
Tax effect of research and development credit........             (1.0)            (2.0)            (8.7)
Tax effect of dividend from foreign subsidiary.......             (0.1)            (5.4)             5.4
Valuation allowance..................................             27.0             94.6                -
Other................................................              0.2             (0.6)             1.2
                                                            ----------       -----------      ----------
                                                                 (12.2)%             46.3%         (44.7)%
                                                            ==========       ============     ==========



The significant components of our deferred tax assets and liabilities at June 29, 2002 and June 30, 2001 were as follows (in thousands):

                                                          JUNE 29, 2002            JUNE 30, 2001
                                                          -------------            -------------
Deferred tax assets:
     Accounts receivable and inventory reserves..         $     2,988             $     2,524
     Accrued liabilities.........................               1,124                   1,187
     Tax credits and NOL carryforwards...........              14,490                  10,932
     Other.......................................                 858                     805
                                                          -----------             -----------
     Total deferred assets.......................              19,460                  15,448
                                                          -----------             -----------
Deferred tax liabilities:
     Tax over book depreciation..................              (1,208)                 (1,415)
     Accounts receivable fair value adjustment...                   -                    (286)
     Other.......................................                (413)                   (745)
                                                          -----------             -----------
     Total deferred liabilities..................              (1,621)                 (2,446)
                                                          ------------            -----------
Net deferred tax asset before valuation allowance              17,839                  13,002
Less valuation allowance.........................             (17,863)                (13,083)
                                                          -----------             -----------
Net deferred tax liability.......................         $       (24)            $       (81)
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

A summary of the status of our stock option plans as of June 29, 2002, June 30, 2001 and July 1, 2000, and changes during the years ending on those dates is presented below:

                                               2002                        2001                         2000
                                     ------------------------   ------------------------    -------------------------
                                                   WEIGHTED -                  WEIGHTED-                    WEIGHTED-
                                                    AVERAGE                    AVERAGE                      AVERAGE
                                                    EXERCISE                   EXERCISE                     EXERCISE
                                       SHARES        PRICE         SHARES      PRICE         SHARES         PRICE
                                     ---------    -----------    ---------    ----------    ---------      ----------


Outstanding at beginning of year     3,206,869    $    7.08      2,492,026    $    8.18     2,274,266      $    8.30
Granted.......................         550,148    $    4.33      1,148,600    $    5.07       442,286      $    7.79
Exercised.....................            (581)   $    0.34              -            -        (2,895)     $    4.51
Terminated or canceled........        (195,916)   $    6.85       (433,757)   $    8.07      (221,631)     $    8.74
                                      --------                    --------                   --------
Outstanding at end of year....       3,560,520    $    6.67      3,206,869    $    7.08     2,492,026      $    8.18
                                     =========                   =========                  =========

Options exercisable at end of
  year........................       1,816,258    $    7.47      1,130,973    $    7.92       922,639      $    7.82

Weighted-average fair value of
  options granted during the
  year........................      $     2.16                  $     2.44                  $    3.24


The following table summarizes information about our fixed stock options outstanding at June 29, 2002:

                                       OPTIONS OUTSTANDING                            OPTIONS  EXERCISABLE
                         ---------------------------------------------------   ---------------------------------
                           NUMBER OF      WEIGHTED-AVERAGE                       NUMBER OF
                            OPTIONS          REMAINING      WEIGHTED-AVERAGE      OPTIONS       WEIGHTED-AVERAGE
  RANGE OF EXERCISE      OUTSTANDING AT     CONTRACTUAL         EXERCISE       EXERCISABLE AT       EXERCISE
        PRICES           JUNE 29, 2002          LIFE             PRICE         JUNE 29, 2002         PRICE
        ------           -------------    -----------------   ------------     -------------        --------

$  0.34............          150,356            1.99             $  0.34           150,356           $  0.34
$  2.68 to $4.00...           23,500            9.81             $  3.73                 -           $     -
$  4.36 to $6.56...        1,572,633            8.89             $  4.87           377,211           $  5.20
$  7.06 to $10.38..        1,814,031            5.30             $  8.79         1,288,691           $  8.96
                        ------------                                          ------------
$  0.34 to $10.38..        3,560,520            6.78             $  6.67         1,816,258           $  7.47
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

                                                             SHARES RESERVED
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
                                                                =========

10.  OPERATING LEASES

We lease a Cessna Citation Jet, computer software and hardware and other office and factory equipment under long-term operating leases with varying terms. The aggregate future minimum lease payments under noncancellable operating leases with initial or remaining lease terms of greater than one year are as follows (in thousands):

2003...............................................             $ 2,074
2004...............................................               1,289
2005...............................................                 508
2006...............................................                 424
2007 and thereafter ...............................                 912
                                                                -------
                                                                $ 5,207
                                                                =======

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

The accumulated derivative gain and loss activity relating to cash flow hedges for the years ended June 29, 2002 and June 30, 2001 is as follows (in thousands):


                                                               YEAR ENDED       YEAR ENDED
                                                             JUNE 29, 2002     JUNE 30, 2001
                                                             -------------     -------------
Beginning accumulated derivative gains.................       $       16        $        -
Revaluations of cash flow hedge derivatives............           (1,175)              185
Net reclassifications to earnings......................               51              (169)
                                                              ----------        ----------
Ending net accumulated derivative gains (losses).......       $   (1,108)       $       16
                                                              ==========        ==========


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

The components of the accumulated other comprehensive loss are as follows (in thousands):

                                                             JUNE 29, 2002      JUNE 30, 2001
                                                             -------------      -------------

Net accumulated derivative gains (losses).............       $     (1,108)      $        16
Foreign currency translation adjustments..............             (5,732)            (7,793)
                                                             ------------       ------------
Accumulated other comprehensive loss..................       $     (6,840)      $     (7,777)
                                                             ============       ============


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

Summarized segment data is as follows (in thousands):


                                                         YEAR ENDED            YEAR ENDED           YEAR ENDED
                                                        JUNE 29, 2002        JUNE 30, 2001         JULY 1, 2000
                                                        -------------        -------------         ------------
Net sales to external customers:
     Bicycles...................................         $ 134,633            $ 141,475             $ 162,393
     Motorsports................................            22,022                5,316                    57
                                                         ---------            ---------             ---------
                                                         $ 156,655            $ 146,791             $ 162,450
                                                         =========            =========             =========
Operating loss:
     Bicycles...................................         $   9,181            $   9,288             $   7,645
     Motorsports................................           (21,412)             (16,784)               (8,536)
                                                         ---------            ---------             ---------
                                                         $ (12,231)           $  (7,496)            $    (891)
                                                         =========            =========             =========
Identifiable assets:
     Bicycles...................................         $ 100,135            $ 103,024             $ 146,875
     Motorsports................................            30,805               24,767                18,032
                                                         ---------            ---------             ---------
                                                         $ 130,940            $ 127,791             $ 164,907
                                                         =========            =========             =========
Capital expenditures:
     Bicycles...................................         $     547            $     873             $   2,395
     Motorsports................................             2,048                3,445                 3,587
                                                         ---------            ---------             ---------
                                                         $   2,595            $   4,318             $   5,982
                                                         =========            =========             =========
Depreciation and amortization expense:
     Bicycles...................................         $   5,282            $   6,910             $   7,666
     Motorsports................................             2,392                2,277                   357
                                                         ---------            ---------             ---------
                                                         $   7,674            $   9,187             $   8,023
                                                         =========            =========             =========
Interest expense:
     Bicycles...................................         $     902            $   2,013             $   3,412
     Motorsports................................             4,217                4,725                 2,476
                                                         ---------            ---------             ---------
                                                         $   5,119            $   6,738             $   5,888
                                                         =========            =========             =========


We evaluate performance of our segments based on profit or loss from operations. The amounts below are not allocated between the segments (in thousands):

                                                               YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                              JUNE 29, 2002    JUNE 30, 2001     JULY 1, 2000
                                                              -------------    -------------     ------------

Total operating loss for reportable segments..........        $  (12,231)      $   (7,496)      $     (891)
Other income (expense):
     Interest expense.................................            (5,119)          (6,738)          (5,888)
     Other income (expense)...........................              (238)             346            2,208
                                                              ----------       ----------       ----------
                                                                  (5,357)          (6,392)          (3,680)
                                                              ----------       ----------       ----------
Loss before income taxes..............................           (17,588)         (13,888)          (4,571)
Income tax (expense) benefit..........................             2,148           (6,431)           2,045
                                                              ----------       ----------       ----------
Net loss..............................................        $  (15,440)      $  (20,319)      $   (2,526)
                                                              ==========       ==========       ==========


Summarized data by geographic area is as follows (in thousands):


                                                       YEAR ENDED            YEAR ENDED           YEAR ENDED
                                                      JUNE 29, 2002        JUNE 30, 2001         JULY 1, 2000
                                                      -------------        -------------         ------------
Net sales to external customers (1):
     United States..........................         $      85,442        $      71,706         $      74,904
     Other European countries...............                42,590               40,280                46,770
     Germany................................                15,589               17,234                20,081
     All other countries....................                13,034               17,571                20,695
                                                     -------------        -------------         -------------
                                                     $     156,655        $     146,791         $     162,450
                                                     =============        =============         =============
Long-lived assets (2):
     United States..........................         $      33,719        $      39,195         $      55,059
     Netherlands............................                 1,917                1,778                 2,265
     All other countries....................                   316                  369                 1,012
                                                     -------------        -------------         -------------
                                                     $      35,952        $      41,342         $      58,336
                                                     =============        =============         =============


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

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CANNONDALE CORPORATION

November 12, 2002                           /s/ William A. Luca
                                            -------------------
                                            William A. Luca
                                            Vice President of Finance,
                                            Chief Financial Officer and Chief
                                              Operating Officer

         I, Joseph S. Montgomery, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Cannondale
     Corporation;

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


Date:  November 12, 2002


                                            By: /s/ Joseph S. Montgomery
                                               ----------------------------
                                               Joseph S. Montgomery
                                               Chairman, President and Chief
                                                 Executive Officer


         I, William A. Luca, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Cannondale
     Corporation.

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


Date:  November 12 2002


                                                By:  /s/ William A. Luca
                                                   ------------------------
                                                   Vice President of Finance,
                                                   Chief Financial Officer and
                                                   Chief Operating Officer

                                  EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------

23                      Consent of Independent Auditors