Form 10-Q
period 2002-09-28
CANNONDALE CORP /
filed 2002-11-12
CIK 930795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 28, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $.01 par value per share, as of November 8, 2002 was 7,582,779.

                                      INDEX




                                                                                                               Page

Part I  Financial Information

         Item 1.    Financial Statements:

              Condensed Consolidated Balance Sheets as of September 28, 2002 and June 29, 2002 ..................1

              Condensed Consolidated Statements of Operations for the three months ended September 28,
              2002 and September 29, 2001........................................................................2

              Condensed Consolidated Statements of Cash Flows for the three months ended September 28,
              2002 and September 29, 2001........................................................................3

              Notes to Condensed Consolidated Financial Statements...............................................4

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......13

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................................17

         Item 4.    Controls and Procedures.....................................................................17

Part II  Other Information

         Item 6.    Exhibits and Reports on Form 8-K............................................................19

Signature.......................................................................................................20


                          PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)



                                                            SEPTEMBER 28, 2002  JUNE 29, 2002
                                                            ------------------  -------------
                                                               (UNAUDITED)
ASSETS
Current assets:
    Cash..........................................           $    1,901         $    2,498
    Trade accounts receivable, less allowances of
       $11,329 and $14,155 .......................               45,131             50,703
    Inventories, net..............................               45,546             37,655
    Prepaid expenses and other current assets.....                4,066              4,132
                                                              ---------          ---------
    Total current assets..........................               96,644             94,988
Property, plant and equipment, net............                   30,749             32,078
Notes receivable and advances to related
       parties....................................                1,410              1,407
Other assets..................................                    5,017              2,467
                                                              ---------          ---------
    Total assets..................................           $  133,820         $  130,940
                                                              =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..............................           $   22,302         $   17,652
    Revolving credit advances.....................               27,556             32,183
    Income taxes payable..........................                  478                497
    Warranty and other accrued expenses...........                9,574             11,154
     Deferred income taxes .......................                   24                 24
    Interest payable to a related party ..........                   28                196
      Subordinated debenture to a related party...                2,000                  -
    Current installments of long-term debt........               43,559             12,817
                                                              ---------          ---------
Total current liabilities.........................              105,521             74,523
Long-term debt, less current installments.........                    -             19,403
Subordinated debenture to a related party.........                    -              2,000
Other noncurrent liabilities......................                  377                386
                                                              ---------          ---------
Total liabilities.................................              105,898             96,312
                                                              ---------          ---------
Commitments and contingencies.....................                    -                  -

Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 40,000,000
       Issued shares - 8,875,679 .................                   89                 89
    Additional paid-in capital....................               59,725             58,498
    (Accumulated deficit) retained earnings ......               (5,365)             3,043
    Less 1,292,900 shares in treasury at cost.....              (20,162)           (20,162)
    Accumulated other comprehensive loss..........               (6,365)            (6,840)
                                                              ---------          ---------
Total stockholders' equity........................               27,922             34,628
                                                              ---------          ---------
Total liabilities and stockholders' equity........           $  133,820         $  130,940
                                                              =========          =========


                            SEE ACCOMPANYING NOTES.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   THREE MONTHS      THREE MONTHS
                                                                      ENDED             ENDED
                                                                  SEPTEMBER 28,     SEPTEMBER 29,
                                                                       2002              2001
                                                                      ------            ------
                                                                   (UNAUDITED)       (UNAUDITED)

Net sales..........................................                  $   37,348        $   34,154
Cost of sales......................................                      30,317            27,001
                                                                     ----------        ----------
Gross profit.......................................                       7,031             7,153

Expenses:
     Selling, general and administrative...........                      10,822             9,033
     Research and development......................                       1,248             1,269
     Write-off of deferred financing costs due to
       debt extinguishment ........................                       1,837                 -
                                                                     ----------        ----------
                                                                         13,907            10,302
                                                                     ----------        ----------
Operating loss.....................................                      (6,876)           (3,149)

Other income (expense):
     Interest expense..............................                      (1,895)           (1,148)
     Other income .................................                         113                94
                                                                     ----------        ----------
                                                                         (1,782)           (1,054)
                                                                     ----------        ----------

Loss before income taxes ..........................                      (8,658)           (4,203)
Income tax benefit ................................                         250                80
                                                                     ----------        ----------
Net loss...........................................                  $   (8,408)       $   (4,123)
                                                                     ==========        ==========

Basic and diluted loss per share...................                  $    (1.11)       $    (0.55)
                                                                     ==========        ==========


                             See accompanying notes.

                                       2

                     CANNONDALE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                          SEPTEMBER 28, 2002    SEPTEMBER 29, 2001
                                                                          ------------------    ------------------
                                                                              (UNAUDITED)           (UNAUDITED)

Net cash provided by (used in) operating activities.................           $  (8,204)            $    1,298
                                                                               ----------            ----------

INVESTING ACTIVITIES:
Loans provided to related parties, net of repayments................                  (5)                    52
Capital expenditures................................................                (523)                (1,104)
Proceeds from sale of equipment.....................................                   5                      8
                                                                               ---------             ----------
Net cash used in investing activities...............................                (523)                (1,044)
                                                                               ----------            -----------

FINANCING ACTIVITIES:
Payments for early extinguishment of debt ..........................             (10,320)                     -
Proceeds from issuance of long-term debt ...........................              25,000                      -
Net repayments of borrowings under short-term credit agreements.....              (6,652)                (1,942)
Net proceeds from borrowings under long-term debt and capital lease
    agreements......................................................                   -                    578
                                                                               ---------             ----------
Net cash provided by (used in) financing activities.................               8,028                 (1,364)
                                                                               ---------             ----------

Effect of exchange rate changes on cash.............................                 102                   (116)
                                                                               ---------             -----------

Net decrease in cash................................................                (597)                (1,226)
Cash at beginning of period.........................................               2,498                  2,155
                                                                               ---------             ----------
Cash at end of period...............................................           $   1,901             $      929
                                                                               =========             ==========


                             SEE ACCOMPANYING NOTES.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cannondale Corporation (together with its subsidiaries, collectively referred to as "we," "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending June 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 29, 2002 included in our annual report on Form 10-K/A.

The Condensed Consolidated Balance Sheet at June 29, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
s
The accompanying condensed consolidated financial statements have been prepared assuming we will have adequate working capital to fund operations. We have experienced significant losses for the past three years, primarily generated by our motorsports operating segment. We expect to fund our planned operating and capital requirements through the first quarter of fiscal 2004 primarily with cash generated by operations. Our ability to generate sufficient working capital from operations is dependent on our ability to achieve our planned production and revenue goals. We plan to supplement our working capital needs with borrowings under our revolving credit facility with The CIT Group/Business Credit, Inc. Our credit facilities with Pegasus Partners II, L.P. and CIT require that we satisfy certain periodic financial covenants. Our ability to satisfy these covenants is dependent on our ability to generate sufficient cash flows from operations. The breach of any of these covenants, unless amended or waived by the lenders, would constitute an event of default, which would permit our lenders to accelerate the maturity of our debt. Although we have been successful in obtaining waivers or amendments in the past, we can give no assurance that we will be able to obtain any such waiver or amendment on acceptable terms or at all. If we cannot generate sufficient positive cash flows from operations to continue compliance with the financial covenants contained in our financing facilities or to fund our working capital needs, we may be required to seek additional sources of funds through changes in our operations, asset sales, additional third-party debt and/or equity financing or a combination thereof. We can give no assurance that additional sources of funds will be available to us on commercially reasonable terms or at all.

Reclassifications

Certain fiscal 2002 amounts have been reclassified to conform to the current year's presentation.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Accounting Developments

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposals of Long-Lived Assets," which broadens the presentation of discontinued operations within financial statements to include more disposal transactions. The Statement permits a component of an entity (rather than a segment) with distinguishable operations and cash flows to be eligible for discontinued operation disclosure in the financial statements, and it requires that future operating losses from discontinued operations be recognized in the periods in which losses are incurred rather than as of the measurement date. In addition, the Statement prescribes that goodwill is no longer allocated to long-lived assets for purposes of impairment testing, and describes a probability-weighted cash flow estimation approach to determine recovery of the carrying amounts of long-lived assets. We adopted SFAS No. 144 as of June 30, 2002; such adoption had no impact on our operating results or financial position as no asset disposals or impairment charges were recorded during the quarter ended September 28, 2002.

2.  INVENTORIES, NET

The components of inventories are as follows (in thousands):


                                                             SEPTEMBER 28,
                                                                 2002           JUNE 29, 2002
                                                                 ----           -------------
                                                             (UNAUDITED)

Raw materials........................................         $  26,376           $  21,893
Work-in-process......................................             5,621               3,604
Finished goods.......................................            16,191              14,785
                                                              ---------           ---------
                                                                 48,188              40,282
Less reserve for obsolete inventories................            (2,642)             (2,627)
                                                              ---------           ---------
                                                              $  45,546           $  37,655
                                                              =========           =========

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




3.  LOSS PER SHARE AMOUNTS

The following tables present the numerator and denominator of the basic and diluted loss per share computations and other related disclosures required by SFAS No. 128, "Earnings Per Share" (in thousands, except loss per share data):



                                                                   THREE MONTHS      THREE MONTHS
                                                                      ENDED             ENDED
                                                                  SEPTEMBER 28,     SEPTEMBER 29,
                                                                       2002              2001
                                                                       ----              ----
                                                                   (UNAUDITED)       (UNAUDITED)
Numerator:

Net loss .............................................            $    (8,408)         $     (4,123)

Denominator:
Denominator for basic and diluted loss per share -
   weighted-average shares............................                  7,583                 7,543
                                                                   ----------           -----------

Basic and diluted loss per share......................            $    (1.11)          $      (0.55)
                                                                   ==========           ===========



In the following table, we summarize the weighted-average number of options to purchase shares of our common stock at the respective ranges of exercise prices which we did not include in the computation of diluted loss per share. For the periods indicated, inclusion of such options would result in an antidilutive effect due to the net losses incurred.



                                                                   OPTIONS         RANGE OF EXERCISE PRICES
                                                                   -------         ------------------------
Three months ended September 28, 2002.....................         3,547,518           $ 0.34 - $10.38
Three months ended September 29, 2001.....................         3,184,254           $ 0.34 - $10.38



We did not include the 1,012,414 potentially convertible shares related to the 8.0% subordinated debentures, and the 971,703 warrants issued to Pegasus in the computation of diluted loss per share for the three months ended September 28, 2002 as the effect would be antidilutive due to the net loss incurred. In addition, we did not include the 977,777 potentially convertible shares (at that time) related to the 8.0% subordinated debentures in the computation of diluted loss per share for the three months ended September 29, 2001 as the effect would be antidilutive due to the net loss incurred.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




4.  COMPREHENSIVE INCOME (LOSS)

Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income," our comprehensive loss is as follows (in thousands):



                                                    THREE MONTHS            THREE MONTHS
                                                       ENDED                   ENDED
                                                    SEPTEMBER 28,           SEPTEMBER 29,
                                                       2002                    2001
                                                       ----                    ----
                                                    (UNAUDITED)             (UNAUDITED)

Net loss........................................       $   (8,408)         $    (4,123)
Net accumulated derivative gains (losses).......              673                 (134)
Foreign currency translation gains (losses).....
                                                             (198)               1,015
                                                       -----------         -----------
Total comprehensive loss........................       $   (7,933)         $    (3,242)
                                                       ==========          ===========



The accumulated derivative gain and loss activity relating to cash flow hedges for the three months ended September 28, 2002 and September 29, 2001 is as follows (in thousands):



                                                    THREE MONTHS            THREE MONTHS
                                                       ENDED                   ENDED
                                                    SEPTEMBER 28,           SEPTEMBER 29,
                                                       2002                    2001
                                                       ----                    ----
                                                    (UNAUDITED)             (UNAUDITED)

Beginning net accumulated derivative gains
   (losses).................................           $   (1,108)         $        16
Revaluations of cash flow hedge derivatives.
                                                              274                 (126)
Net reclassifications to earnings...........                  399                   (8)
                                                       ----------          -----------
Ending net accumulated derivative losses....
                                                       $     (435)         $      (118)
                                                       ===========         ===========



The components of the accumulated other comprehensive loss are as follows (in thousands):


                                                              SEPTEMBER 28,        JUNE 29,
                                                                  2002               2002
                                                                  ----               ----
                                                               (UNAUDITED)

Net accumulated derivative losses....................            $    (435)        $  (1,108)
Foreign currency translation adjustments.............               (5,930)           (5,732)
                                                                    -------          --------
Accumulated other comprehensive loss.................            $  (6,365)        $  (6,840)
                                                                 ==========        ==========


                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.  OPERATIONS BY INDUSTRY SEGMENTS

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," our reportable segments are Bicycles and Motorsports. We operate predominantly in the bicycle industry as a manufacturer and distributor of high-performance bicycles and bicycle-related products, which include clothing, shoes and bags, and a line of components. Due to the similarities in the nature of the products, production processes, customers and methods of distribution, bicycles and bicycle-related products are aggregated in the Bicycle segment. We are also an emerging player in the motorsports industry with our line of ATVs, our motocross motorcycles, and related accessories and clothing. There are no sales between the segments.

Summarized segment data is as follows (in thousands):



                                               THREE MONTHS        THREE MONTHS
                                                  ENDED               ENDED
                                               SEPTEMBER 28,       SEPTEMBER 29,
                                                  2002                2001
                                                  ----                ----
                                               (UNAUDITED)         (UNAUDITED)
Net sales to external customers:
     Bicycles.........................            $   31,611         $  33,039
     Motorsports......................                 5,737             1,115
                                                  ----------         ---------
                                                  $   37,348         $  34,154
                                                  ==========         =========
Operating income (loss):
     Bicycles.........................            $      221         $   2,768
     Motorsports......................                (7,097)           (5,917)
                                                  ----------         ---------
                                                  $   (6,876)        $  (3,149)
                                                  ==========         =========


We evaluate performance of our segments based on operating income or loss. The amounts below are not allocated between the segments (in thousands):



                                               THREE MONTHS        THREE MONTHS
                                                  ENDED               ENDED
                                               SEPTEMBER 28,       SEPTEMBER 29,
                                                  2002                2001
                                                  ----                ----
                                               (UNAUDITED)         (UNAUDITED)

Total operating loss for reportable
   segments...............................        $   (6,876)        $  (3,149)

Other income (expense):
     Interest expense.....................            (1,895)           (1,148)
     Other income ........................               113                94
                                                  ----------         ---------
                                                      (1,782)           (1,054)
Loss before income taxes..................            (8,658)           (4,203)
Income tax benefit........................               250                80
                                                   --------          ---------
Net loss..................................        $   (8,408)        $  (4,123)
                                                  ==========         =========


                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Summarized segment assets are as follows (in thousands):


                                                       SEPTEMBER 28, 2002     JUNE 29, 2002
                                                       ------------------     -------------
                                                          (UNAUDITED)

Identifiable assets:
     Bicycles.................................             $   101,930          $  100,135
     Motorsports..............................                  31,890              30,805
                                                           -----------          ----------
                                                           $   133,820          $  130,940
                                                           ===========          ==========

6.  NET DEFERRED TAX ASSETS

The significant components of our deferred tax assets and liabilities at September 28, 2002 and June 29, 2002 are as follows (in thousands):



                                                       SEPTEMBER 28, 2002     JUNE 29, 2002
                                                       ------------------     -------------
                                                          (UNAUDITED)

Deferred tax assets:

     Accounts receivable and inventory
        reserves............................               $     2,723          $    2,988
     Accrued liabilities....................                     1,037               1,124
     Tax credits and NOL carryforwards......                    17,649              14,490
     Other..................................                       871                 858
                                                           -----------          ----------
Total deferred tax assets...................                    22,280              19,460
                                                           -----------          ----------

Deferred tax liabilities:
     Tax over book depreciation.............                    (1,162)             (1,208)
     Other..................................                      (153)               (413)
                                                           -----------          ----------

     Total deferred tax liabilities.........                    (1,315)             (1,621)
                                                           -----------          ----------

Net deferred tax asset before valuation
   allowance................................                    20,965              17,839

Valuation allowance.........................                   (20,989)            (17,863)
                                                           -----------          ----------

Net deferred tax liability..................               $       (24)         $      (24)
                                                           ===========          ==========


We established a valuation allowance for the excess of Cannondale U.S. and Cannondale Japan's deferred tax assets over deferred tax liabilities, and have adjusted the valuation allowance on a quarterly basis since that time. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. The deferred tax assets will be recognized in future periods to the extent that we reasonably expect such assets to be realized.

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

At September 28, 2002 and September 29, 2001 we had approximately $37.2 million and $29.0 million, respectively, of forward exchange contracts outstanding. Of these contracts outstanding, approximately $34.5 million and $23.3 million were designated as effective cash flow hedges as of September 28, 2002 and September 29, 2001, respectively. We use forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. For these foreign currency forward contracts designated as cash flow hedges, we report the changes in fair value as a component of other comprehensive income and reclassify such amounts into earnings in the same period or periods in which the underlying hedged transactions affect earnings. The total net accumulated derivative losses of $435,000 included in the accumulated other comprehensive loss at September 28, 2002 are expected to be reclassified into earnings within the next 12 months upon settlement of the related hedged item (accounts receivable or sale of inventory to a third party). There was no hedge ineffectiveness between the forward contract derivatives and the underlying hedged items relating to these cash flow hedges during the first quarter of fiscal 2003 as both were equally affected by exchange rate fluctuations. The net expense relating to amortization of premiums and discounts of cash flow hedges was not material to either our operating results or financial position for the quarter ended September 28, 2002 and is included in "Other income (expense)" on the Condensed Consolidated Statement of Operations. As of September 28, 2002, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was nine months.

The remaining foreign exchange contracts outstanding at September 28, 2002 and September 29, 2001 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

At September 28, 2002 and September 29, 2001, the fair values of forward foreign contracts in gain (i.e. asset) positions were approximately $214,000 and $227,000, respectively, which are included in "Prepaid expenses and other current assets" on the Condensed Consolidated Balance Sheets. The fair values of forward foreign contracts in loss (i.e. liability) positions were approximately $(548,000) and $(332,000), which are included in "Warranty and other accrued expenses" on the Condensed Consolidated Balance Sheet at September 28, 2002 and September 29, 2001, respectively. These fair values were determined based upon current forward rates applicable to the remaining terms of the forward contracts as of September 28, 2002 and September 29, 2001, respectively.

8.  SHIPPING AND HANDLING FEES AND COSTS

In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," we have included all shipping and handling billings within net sales, and freight costs incurred for product shipments within selling, general and administrative expenses. For the quarterly periods ended September 28, 2002 and September 29, 2001, freight costs of approximately $1,008,000 and $593,000, respectively, have been included in selling, general and administrative expenses.

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




9.  LONG-TERM DEBT

In July 2002, we entered into a new financing facility with Pegasus and amended our existing credit facility with CIT. The new financing facilities cured any defaults under our prior financing agreements.

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

We used approximately $10.3 million of the net proceeds from the sale of our senior notes to retire our prior term loans with CIT and Ableco Finance LLC. The remaining net proceeds of approximately $11.7 million were used for working capital needs. In conjunction with this refinancing, in July 2002 we expensed approximately $1.8 million in unamortized deferred financing costs associated with the retired debt. Additionally, we allocated the $25.0 million proceeds from the Pegasus financing between the senior notes and the warrants. Using a Black-Scholes valuation model, we determined the fair value of the immediately exercisable warrants (and the resulting debt discount) to be approximately $1.2 million. The debt discount will be amortized over the five year life of the senior notes to interest expense. In the event that the remaining 1,972,849 warrants become exercisable by Pegasus, we will record the corresponding fair value adjustments to equity and the debt discount at such time.

On September 27, 2002, the minimum daily availability requirement contained in our financing agreements with Pegasus and CIT was amended. For a 60-day period, our minimum daily availability requirement was reduced to $2.0 million from $3.5 million.

We are not able to provide adequate assurances in accordance with generally accepted accounting principles that we will be able to maintain compliance during the next 12 months with certain

                     CANNONDALE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





covenants contained in our financing agreements with CIT and Pegasus. Accordingly, all long-term debt has been classified as a current liability on the Condensed Consolidated Balance Sheet at September 28, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales. Our net sales increased to $37.3 million in the first quarter of fiscal 2003 from $34.2 million in the first quarter of fiscal 2002, an increase of approximately 9%. This growth in net sales occurred in our motorsports segment, with net sales of approximately $5.7 million for the first quarter of fiscal 2003 compared to net sales of approximately $1.1 million for the first quarter of fiscal 2002. This net sales increase was partially offset by a decrease in our bicycle net sales to $31.6 million in the first quarter of fiscal 2003 from $33.0 million in the first quarter of fiscal 2002. This bicycle sales shortfall for the first quarter of fiscal 2003 compared to the same period last year primarily occurred in our overseas markets as certain suppliers were unable to deliver key component parts to us as scheduled. This bicycle sales shortfall was partially mitigated by favorable foreign exchange fluctuations of approximately $1.1 million, the majority of which resulted from the strengthening of the Euro against the U.S. dollar.

Gross Profit. Gross profit was $7.0 million in the first quarter of fiscal 2003 compared to $7.2 million for the comparable prior-year period. Gross profit as a percentage of net sales in the first quarter of fiscal 2003 decreased to 18.8% compared to 20.9% for the first quarter of fiscal 2002. The decrease in gross profit dollars and gross profit as a percentage of net sales was primarily attributable to shifts in both the product and geographic mix of our sales. Foreign sales, which provide a higher margin contribution than domestic sales, decreased for the first quarter of fiscal 2003 compared to the prior-year period. Furthermore, motorsports sales, which carry significantly higher product costs than bicycle sales, comprised 15% of net sales for the first quarter of fiscal 2003 compared to 3% for the first quarter of fiscal 2002.

Bicycle margins for the first quarter of fiscal 2003 were 30.9% compared to 33.5% in the prior year period. This margin decrease primarily resulted from a decrease in our foreign sales, which was caused by our major suppliers' inability to deliver high-end product components to us as scheduled. Our motorsports margins continued to be negative for the first quarter of fiscal 2003 as a result of manufacturing costs which were not fully absorbed by production volume.

Operating Expenses. Operating expenses were $13.9 million for the first quarter of fiscal 2003 compared to $10.3 million recorded for the first quarter of fiscal 2002.

Selling, general and administrative expenses increased to $10.8 million for the first quarter of fiscal 2003 from $9.0 million recorded during the prior-year period. The increase in selling, general and administrative expenses during the first quarter of fiscal 2003 resulted from higher volume-related motorsports expenses, legal expenses, and an unfavorable foreign exchange impact. Selling, general and administrative expenses represented 29.0% of net sales for the first quarter of fiscal 2003 compared to 26.4% for the prior-year period.

Research and development expenses decreased slightly to $1.2 million in the first quarter of fiscal 2003 from $1.3 million recorded during the prior-year period. The decrease in research and development expenses during the first quarter of fiscal 2003 primarily reflects the timing of our various motorsports and bicycle research and development projects. We invested approximately $587,000 in research and development for our motorsports products during the first quarter of fiscal 2003 compared to approximately $680,000 during the same period last year. As a percentage of net sales, research and development expenses were 3.3% for the first quarter of fiscal 2003 compared to 3.7% for the first quarter of fiscal 2002.

Currently, our bicycle-related research and development projects focus upon developing new frame materials for lighter weight frames, as well as several new frame designs and suspension technologies. In addition, we have projects focusing on our patented HeadShok and Lefty front suspension technologies, as well as specific teams investigating cost-saving opportunities. The projects are expected to be completed by mid-2003. Our motorsports research and development projects are currently focused upon the development of one new ATV model, two new motorcycle models, and modifications to existing models to comply with European specifications. These projects are expected to be completed by mid-2003.

In the first quarter of fiscal 2003, we recorded a one-time $1.8 million write-off of certain deferred financing costs related to debt retired in July 2002 (see Note 9 in the Notes to the Condensed Consolidated Financial Statements for further detail).

Other Income (Expense). Interest expense increased to $1.9 million in the first quarter of fiscal 2003 from $1.1 million recorded during the prior-year period. This increase in interest expense during the first quarter of fiscal 2003 is a result of increased borrowings, coupled with higher interest rates, compared to the first quarter of fiscal 2002. For the first quarter of fiscal 2003, other income primarily consisted of finance charge income from accounts receivable and foreign currency exchange gains.

Income Taxes. For the three months ended September 28, 2002, the income tax benefit was $250,000 compared to the income tax benefit of $80,000 recorded for the three months ended September 29, 2001. Our net deferred tax assets at Cannondale U.S. and Cannondale Japan have been fully reserved with a valuation allowance. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $8.2 million for the first quarter of fiscal 2003 compared to $1.3 million of net cash provided by operating activities for the first quarter of fiscal 2002. The decrease in net cash provided by operating activities primarily reflects the net loss recorded for the current period, coupled with a larger increase in bicycle inventory levels during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. These uses of cash were partially offset by an increase in our accounts payable levels for the first quarter of fiscal 2003 compared to fiscal 2002.

Capital expenditures were $523,000 for the first quarter of fiscal 2003, compared to $1.1 million for the first quarter of fiscal 2002. Our capital expenditures during the first quarters of fiscal 2003 and 2002 principally related to tooling used in the production of motorsports products.

Net cash provided by financing activities for the first quarter of fiscal 2003 was $8.0 million, compared to the $1.4 million of net cash used in financing activities for the first quarter of fiscal 2002. The net cash provided by financing activities is a result of our debt refinancing during the first quarter of fiscal 2003, whereby we entered into a new financing facility with Pegasus Partners II, L.P., and amended our existing credit facility with the CIT Group/Business Credit, Inc. We used approximately $10.3 million of the net proceeds from the sale of our senior notes to retire our prior term loans with CIT and Ableco Finance LLC. The remaining net proceeds of approximately $11.7 million were used for working capital needs.

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

On September 27, 2002, the minimum daily availability requirement contained in our financing agreements with Pegasus and CIT was amended. For a 60-day period, our minimum daily availability requirement was reduced to $2.0 million from $3.5 million.

We are not able to provide adequate assurances in accordance with generally accepted accounting principles that we will be able to maintain compliance during the next 12 months with certain covenants contained in our financing agreements with CIT and Pegasus. Accordingly, all long-term debt has been classified as a current liability on the Condensed Consolidated Balance Sheet at September 28, 2002.

We expect to fund our planned operating and capital requirements through the first quarter of fiscal 2004 with cash generated by operations and borrowings under our revolving credit facilities. As of September 28, 2002, we had approximately $2.3 million available for working capital needs after giving effect to a $2.0 million minimum availability reserve requirement set forth in our amended credit facility with CIT. The amount of availability under our revolving credit facility with CIT is subject to adjustment in the event of increases or decreases in our accounts receivable and/or inventory levels. Availability under our borrowing facility with IFN Finance, B.V. was approximately $777,000 at September 28, 2002. We will depend on cash generated by our operations to fund a substantial portion of our working capital needs through the first quarter of fiscal 2004. In turn, our cash flows from operations will depend upon, among other things, the timing of product shipments and the payment of receivables owed to us. If our sources of liquidity from our credit facilities are unavailable or insufficient and if we cannot generate sufficient positive cash flows from operations to fund our working capital needs, we may be required to obtain additional sources of funds through operational changes, asset sales, additional third-party financing or a combination thereof. We can give no assurance that additional sources of funds will be available to us on commercially reasonable terms or at all.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated market performance, planned production and shipping of motorsports products, expected cash needs, availability of additional financing, future compliance with the terms and conditions of financing facilities and similar matters. In addition, the words "anticipate," "project," "plan," "intend," "estimate," "expect," "may," "believe" and similar words are intended to identify the statements that are forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including, but not limited to: seasonality, the timing of the introduction and the market acceptance of new products, competition, changes in foreign exchange rates, general economic conditions, credit risks related to our customer base, adverse weather, our reliance on key vendor and supplier relationships, the effectiveness of our dealer networks and our internal sales teams, our limited motorsports products experience, our ability to obtain additional equity or debt financing when needed, changes in discretionary consumer spending, our dependence on key personnel and potential dilution of shareholder ownership. Please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual report on Form 10-K/A for the fiscal year ended June 29, 2002 for a description of these risk factors which may affect our future results. Readers should not place undue reliance on the forward-looking statements contained in this report. Except as required by law, we do not intend to update information contained in any of our forward-looking statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. To address these risks, we enter into various hedging transactions as described below. We do not use financial instruments for trading purposes. For further discussion of the quantitative and qualitative aspects of market risk, see Part II Item 7A of our annual report on Form 10-K for the fiscal year ended June 29, 2002.

CREDIT RISKS.

Our customer base is comprised of specialty bicycle and motorsports retailers which are located principally throughout the United States and Europe. Our net sales are concentrated in the United States and Germany. No other single country accounted for more than 10% of our net sales during the first quarter of fiscal 2003. No single customer accounted for more than 5% of our net sales during the first quarter of fiscal 2003. As a result of the seasonality of our business, the payment terms offered to our bicycle dealers generally range from 30 to 210 days depending on the time of year and other factors. For the majority of our motorsports sales, our dealers use a third-party financial services organization to finance their inventory purchases whereby we receive payment from such organization for all motorsports shipments within a specified period of time (not exceeding 120 days), less an interest factor. All other products are sold with payment terms from 30 to 180 days.

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

At September 28, 2002, we had approximately $37.2 million of forward exchange contracts outstanding. Of these contracts outstanding, approximately $34.5 million were designated as effective cash flow hedges. We use forward foreign currency contracts as cash flow hedges to mitigate foreign currency risks related to the settlements of forecasted sales and purchase transactions. For these foreign currency forward contracts designated as cash flow hedges, we report the changes in fair value as a component of other comprehensive income and reclassify such amounts into earnings in the same period or periods which the underlying hedged transactions affect earnings. As of September 28, 2002, the maximum period of time we were hedging our exposure to the variability in future cash flows for forecasted transactions was nine months.

The remaining $2.7 million of foreign exchange contracts outstanding at September 28, 2002 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change.

Item 4.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report, and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                            PART II OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    None.

              (b)   Reports on Form 8-K

                    We filed a Current Report on Form 8-K on September 27, 2002 furnishing under Item 9 thereof certain information regarding the certifications of our Chief Executive Officer and our Chief Financial Officer accompanying our Form 10-K for the fiscal year ended June 29, 2002.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CANNONDALE CORPORATION

Date: November 12, 2002                        /s/  William A. Luca
                                               ---------------------------------
                                               William A. Luca
                                               Vice President of Finance,
                                               Chief Financial Officer and Chief
                                               Operating Officer
                                               (Principal Financial Officer
                                                and authorized signatory)





         I, Joseph S. Montgomery, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cannondale Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                                      By:/s/ Joseph S. Montgomery
                                         ---------------------------------------
                                         Joseph S. Montgomery
                                         Chairman, President and Chief Executive
                                         Officer


I, William A. Luca, certify that:

1. I have reviewed this annual report on Form 10-Q of Cannondale Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                                           By: /s/ William A. Luca
                                               --------------------
                                               William A. Luca
                                               Vice President of Finance,
                                               Chief Financial Officer and Chief
                                               Operating Officer